Form 10-Q
period 1995-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1995-05-15
CIK 800080

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1995

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ____________
                    Commission file number   0-16877

                    Fox Strategic Housing Income Partners,
                      (a California Limited Partnership)
            (Exact name of Registrant as specified in its charter)

         California                                   94-3016373
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

     5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
         (Address of principal executive office)         (Zip Code)

       Registrant's telephone number, including area code (404) 916-9090

                                  N/A
Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No_____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes _____   No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.


                                1 of 11


  FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - MARCH 31, 1995
                  (a California Limited Partnership)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
                                                   March 31,       December 31,
                                                   1995            1994
                                                   (Unaudited)     (Audited)
Assets

Cash and cash equivalents                          $   2,218,000   $  2,246,000
Cash investments                                       3,004,000      3,004,000
Receivables and other assets                             151,000        195,000
                                                   --------------  -------------

Real estate:

   Real estate                                        21,023,000     21,018,000
   Accumulated depreciation                           (4,703,000)    (4,518,000)

Real estate, net                                      16,320,000     16,500,000

Deferred financing costs, net                            128,000        137,000
                                                   --------------  -------------
  Total assets                                     $  21,821,000   $ 22,082,000
                                                   ==============  =============

Liabilities and Partners' Equity

Note payable                                       $   9,233,000   $  8,756,000
Accrued interest                                         168,000        398,000
Accrued expenses and other liabilities                   214,000        248,000
                                                   --------------  -------------
  Total liabilities                                    9,615,000      9,402,000
                                                   --------------  -------------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partner                                         (22,000)       (13,000)
 Limited partners (26,111 units outstanding at
  March 31, 1995 and December 31, 1994)               12,228,000     12,693,000
                                                   --------------  -------------
  Total partners' equity                              12,206,000     12,680,000
                                                   --------------  -------------
  Total liabilities and partners' equity           $  21,821,000   $ 22,082,000
                                                   ==============  =============

            See notes to consolidated financial statements.


                                2 of 11

  FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - MARCH 31, 1995
                  (a California Limited Partnership)

Consolidated Statements of Operations (Unaudited)



                                                For the Three Months Ended
                                                March 31, 1995  March 31, 1994

Revenues:

  Rental                                            $    686,000   $   935,000
  Interest                                                32,000         9,000
                                                   --------------  ------------
    Total revenues                                       718,000       944,000
                                                   --------------  ------------
Expenses:

  Operating                                              290,000       409,000
  Interest                                               247,000       303,000
  Depreciation                                           185,000       217,000
  General and administrative                              70,000        70,000
                                                   --------------  ------------
    Total expenses                                       792,000       999,000
                                                   --------------  ------------
Net loss                                           $     (74,000)  $   (55,000)
                                                   ==============  ============
Net loss per limited partnership assignee unit     $          (3)  $        (2)
                                                   ==============  ============
Cash distributions per limited partnership
 assignee unit                                     $          15   $        15
                                                   ==============  ============


            See notes to consolidated financial statements.

                                3 of 11


  FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - MARCH 31, 1995
                  (a California Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)

                                                For the Three Months Ended
                                                March 31, 1995  March 31, 1994
Operating Activities:

Net loss                                                $(74,000)  $ (55,000)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Depreciation and amortization                          194,000     231,000

  Interest added to note payable principal                79,000      94,000
Changes in operating assets and liabilities:
  Receivables and other assets                            44,000     (50,000)
  Accrued expenses and other liabilities                 134,000     207,000
                                                   -------------   ------------
Net cash provided by operating activities                377,000     427,000
                                                   -------------   ------------
Investing Activities:

Additions to real estate                                  (5,000)    (65,000)
                                                   -------------   ------------
Cash (used in) investing activities                       (5,000)    (65,000)
                                                   -------------   ------------
Financing Activities:

Cash distributions to partners                          (400,000)   (400,000)
                                                   -------------   ------------
Cash (used in) financing activities                     (400,000)   (400,000)
                                                   -------------   ------------
Decrease in Cash and Cash Equivalents                    (28,000)    (38,000)

Cash and Cash Equivalents at Beginning of Period       2,246,000   1,404,000
                                                   -------------   ------------
Cash and Cash Equivalents at End of Period            $2,218,000  $1,366,000
                                                   =============   ============
Supplemental Disclosure of Noncash Investing and
  Financing Activities:
  Accrued interest added to note payable principal    $  398,000   $ 466,000
                                                   =============   ============

            See notes to consolidated financial statements.


                                4 of 11

  FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - MARCH 31, 1995
                  (a California Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994.

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

At March 31, 1995, the Partnership had approximately $2,016,000 invested in overnight repurchase agreements earning approximately 6% per annum.


The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $24,000 and $21,000 during the three months ended March 31, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the three months ended March 31, 1995 and 1994, affiliates of NPI, Inc. received $34,000 and $16,000, which are included in operating expenses.

    (c) The general partner received cash distributions of $8,000 during the three months ended March 31, 1995 and 1994.

    (d) An affiliate of NPI, Inc. was paid a fee of $4,000 relating to a successful real estate tax appeal on the Partnership's Wood View Apartments during the three months ended March 31, 1995. This fee is included in operating expenses.

3.  Note Payable

The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. As of March 31, 1995, $4,346,000 in accrued interest has been added to the principal of this note. The Partnership will be required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership has generated income in an amount as defined in the note agreement, it will be required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998.

                                5 of 11

  FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - MARCH 31, 1995
                  (a California Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Distributions

The Partnership distributed $15 per unit ($392,000 in total) to the holders of limited partnership units and $8,000 to the general partner during the three months ended March 31, 1995 and 1994. In order to meet the August 1998 mortgage payment, it is anticipated that cash distributions will be suspended starting the second half of 1995 through 1998. The general partner will evaluate the propriety of future cash distributions in light of property sales and required debt service payments.

                                6 of 11

  FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - MARCH 31, 1995
                  (a California Limited Partnership)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining properties consist of two apartment buildings located in Georgia and Ohio. Registrant's Lakewood Village Mobile Home Park property was sold on June 20, 1994. The two remaining properties generated positive cash flow for the three months ended March 31, 1995. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

Registrant uses working capital reserves provided from any undistributed cash flow from operations and sale proceeds as its primary source of liquidity. The current level of cash distributions is being sustained by a combination of both the current and prior years cash provided from operating activities and the proceeds from the sale of Registrant's Lakewood Village Mobile Home Park property. To preserve working capital reserves, which will be required for necessary capital improvements to the properties and debt service requirements, the current level of cash distributions was reduced from an annualized rate of 6.5 percent to 6.0 percent beginning with the May 1993 distribution. During the first three months of 1995, Registrant distributed to the holders of limited partnership units $15 per unit ($392,000 in total) and $8,000 to the general partner. In order to meet the August 1998 mortgage payment, it is anticipated that cash distributions will be suspended starting the second half of 1995 through 1998. The general partner will evaluate the propriety of future cash distributions in light of property sales and required debt service payments.

The level of liquidity based upon cash and cash equivalents experienced a $28,000 decrease at March 31, 1995, as compared to December 31, 1994. Registrant's $400,000 of cash distributions to partners and $5,000 of additions to real estate were significantly offset by $377,000 of net cash provided by operating activities. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are being invested in a money market account, United States Treasury bills and in repurchase agreements secured by United States Treasury obligations. The general partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and debt service payments until August 1998 at which time the balloon payment on the debt comes due. Registrant will be required to arrange further financings or refinancings, or sell a property prior to the maturity date of the note.

                                7 of 11

  FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - MARCH 31, 1995
                  (a California Limited Partnership)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including but not limited to a downward trend in market values of existing residential properties. In addition, the bail out of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during 1995. Management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results declined by $19,000 for the three months ended March 31, 1995, as compared to 1994, due to a decrease in revenues of $226,000, which was substantially offset by a decrease in expenses of $207,000.

Revenues and expenses decreased due to the sale of Registrant's Lakewood Village Mobile Home Park property in June 1994. With respect to the remaining properties, operating results improved by $46,000 due to an increase in revenues of $56,000, which was partially offset by an increase in expenses of $10,000.

With respect to the remaining properties, rental revenues increased by $33,000 due to an increase in rental rates and a slight increase in occupancy at Registrant's remaining properties.

Interest income increased due to an increase in interest rates and an increase in working capital reserves available for investment as a result of the proceeds received from the sale of Registrant's Lakewood Village Mobile Home Park property.

With respect to the remaining properties, expenses increased by $10,000 due to an increase in interest expense of $24,000, which was partially offset by a $14,000 decrease in operating expenses. Operating expenses declined primarily due to the real estate tax refund received in January 1995 for Registrant's Wood View Apartments property. General and administrative expenses and depreciation expense remained constant. Interest expense increased due to the compounding of interest on the zero coupon mortgage.

                                8 of 11

  FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - MARCH 31, 1995
                  (a California Limited Partnership)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant has an ownership interest, along with occupancy data, follows:

                FOX STRATEGIC HOUSING INCOME PARTNERS,
                  (a California Limited Partnership)

                           OCCUPANCY SUMMARY
            For the Quarters Ended March 31, 1995 and 1994


                                                             Average
                               Date of    Number of     Occupancy Rate (%)
Name and Location              Purchase  Units/Spaces    1995      1994
- -----------------              --------  ------------   ------------------
Wood View Apartments            09/87       180          96        95
Atlanta, Georgia

Barrington Place Apartments     07/89       164          97        96
Westlake, Ohio

                                9 of 11


  FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - MARCH 31, 1995
                  (a California Limited Partnership)

                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        No report on Form 8-K was required to be filed during the period.



                               10 of 11

  FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - MARCH 31, 1995
                  (a California Limited Partnership)

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FOX STRATEGIC HOUSING INCOME PARTNERS
                              (a California Limited Partnership)

                              By: FOX PARTNERS VIII
                                  Its General Partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION
                                  A General Partner


                              --------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                               11 of 11