Form 10-Q
period 1995-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1995-08-11
CIK 800080

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  June 30, 1995

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________to ____________

                  Commission file number   0-16877

                Fox Strategic Housing Income Partners,
                 (a California Limited Partnership)
        (Exact name of Registrant as specified in its charter)

         California                                    94-3016373
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

        5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
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


                               1 of 13



      FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - JUNE 30, 1995
                     (a California Limited Partnership)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                   June 30,     December 31,
                                                     1995           1994
                                                  (Unaudited)     (Audited)
Assets

Cash and cash equivalents                       $  2,828,000    $  2,246,000
Cash investments                                   2,497,000       3,004,000
Other assets and receivables                          81,000         195,000

Real estate:

   Real estate                                    21,056,000      21,018,000
   Accumulated depreciation                       (4,853,000)     (4,518,000)
                                                ------------    ------------
Real estate, net                                  16,203,000      16,500,000

Deferred financing costs, net                        118,000         137,000
                                                ------------    ------------
 Total assets                                   $ 21,727,000    $ 22,082,000
                                                ============    ============
Liabilities and Partners' Equity

Note payable                                    $  9,233,000    $  8,756,000
Accrued interest                                     419,000         398,000
Accrued expenses and other liabilities               273,000         248,000
                                                ------------    ------------
 Total liabilities                                 9,925,000       9,402,000
                                                ------------    ------------
Commitments and Contingencies

Partners' Equity (Deficit):

General partner                                      (30,000)        (13,000)
Limited partners (26,111 units outstanding at
  June 30, 1995 and December 31, 1994)            11,832,000      12,693,000
                                                ------------    ------------

 Total partners' equity                           11,802,000      12,680,000
                                                ------------    ------------
 Total liabilities and partners' equity         $ 21,727,000    $ 22,082,000

                                                ============    ============

                See notes to consolidated financial statements.

                                    2 of 13


       FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - JUNE 30, 1995
                       (a California Limited Partnership)


Consolidated Statements of Operations (Unaudited)

                                              For the Six Months Ended
                                            June 30, 1995  June 30, 1994
Revenues:

 Rental                                      $ 1,391,000    $ 1,817,000
 Interest                                        119,000         20,000
 Gain on sale of property                           --        1,469,000
                                             -----------    -----------
  Total revenues                               1,510,000      3,306,000
                                             -----------    -----------
Expenses:

 Operating                                       591,000        796,000
 Interest                                        518,000        599,000
 Depreciation                                    334,000        424,000
 General and administrative                      146,000        148,000
                                             -----------    -----------
  Total expenses                               1,589,000      1,967,000
                                             -----------    -----------

Net (loss) income                            $   (79,000)   $ 1,339,000
                                             ===========    ===========
Net (loss) income per limited partnership
  assignee unit                              $        (3)   $        51
                                             ===========    ===========
Cash distributions per limited partnership
  assignee unit                              $        30    $        30
                                             ===========    ===========

               See notes to consolidated financial statements.

                                   3 of 13

      FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - JUNE 30, 1995
                     (a California Limited Partnership)

Consolidated Statements of Operations (Unaudited)

                                            For the Three Months Ended
                                           June 30, 1995  June 30, 1994
Revenues:


 Rental                                      $  705,000    $  882,000
 Interest                                        87,000        11,000
 Gain on sale of property                          --       1,469,000
                                             ----------    ----------
  Total revenues                                792,000     2,362,000
                                             ----------    ----------
Expenses:

 Operating                                      301,000       387,000
 Interest                                       271,000       296,000
 Depreciation                                   149,000       207,000
 General and administrative                      76,000        78,000
                                             ----------    ----------
  Total expenses                                797,000       968,000
                                             ----------    ----------
Net (loss) income                            $   (5,000)   $1,394,000
                                             ==========    ==========
Net (loss) income per limited partnership
  assignee unit                                    --      $       53
                                             ==========    ==========
Cash distributions per limited partnership
  assignee unit                              $       15    $       15
                                             ==========    ==========

                See notes to consolidated financial statements.

                                   4 of 13

      FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - JUNE 30, 1995
                     (a California Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)

                                                     For the Six Months Ended
                                                    June 30, 1995 June 30, 1994
Operating Activities:

Net (loss) income                                   $   (79,000)   $ 1,339,000
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
 Depreciation and amortization                          354,000        449,000
 Gain on sale of property                                  --       (1,469,000)
 Interest added to note payable principal                79,000         94,000
Changes in operating assets and liabilities:
 Other assets and receivables                           114,000        (95,000)
 Accrued interest, accrued expenses and
   other liabilities                                    444,000        419,000
                                                    -----------    -----------
Net cash provided by operating activities               912,000        737,000
                                                    -----------    -----------
Investing Activities:

Net proceeds from sale of rental property                  --        7,026,000

Additions to rental properties                          (38,000)       (82,000)
Proceeds from cash investments                        3,004,000           --
Purchase of cash investments                         (2,497,000)          --
                                                    -----------    -----------
Net cash provided by investing activities               469,000      6,944,000
                                                    -----------    -----------
Financing Activities:

Partial repayment of note payable principal                --       (2,634,000)
Cash distributions to partners                         (799,000)      (799,000)
                                                    -----------    -----------
Cash (used in) financing activities                    (799,000)    (3,433,000)
                                                    -----------    -----------
Increase in Cash and Cash Equivalents                   582,000      4,248,000

Cash and Cash Equivalents at Beginning of Period      2,246,000      1,404,000
                                                    -----------    -----------
Cash and Cash Equivalents at End of Period          $ 2,828,000    $ 5,652,000
                                                    ===========    ===========
Supplemental Disclosure of Cash Flow Information:
 Interest paid in cash during the period                   --      $   105,000
                                                    ===========    ===========
Supplemental Disclosure of Non-Cash Investing and
   Financing Activities
 Accrued interest added to note payable principal   $   398,000    $   466,000
                                                    ===========    ===========

               See notes to consolidated financial statements.

                                   5 of 13


      FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - JUNE 30, 1995
                     (a California Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

    The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as disclosed in Note 5.

    At June 30, 1995, the Partnership had approximately $2,591,000 invested in overnight repurchase agreements earning approximately 6% per annum. The Partnership's $3,004,000 investment in a United States Treasury Bill matured in June 1995 and was reinvested in a $2,497,000 United States

    Treasury Bill earning 5.3% interest and maturing in May 1996.

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $48,000 and $52,000 during the six months ended June 30, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the six months ended June 30, 1995 and 1994, affiliates of NPI, Inc. received $69,000 and $62,000, which are included in operating expenses.

    (c) The general partner received cash distributions of $16,000 during the six months ended June 30, 1995 and 1994.

    (d) An affiliate of NPI, Inc. was paid a fee of $4,000 relating to a successful real estate tax appeal on the Partnership's Wood View Apartments during the six months ended June 30, 1995. This fee is included in operating expenses.

3.  Note Payable

    The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. As of June 30, 1995, $4,346,000 in accrued interest has been added to the principal

                               6 of 13

        FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - JUNE 30, 1995
                       (a California Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Note Payable (Continued)

    of this note. The Partnership is required to repay a specified percentage of the then outstanding original principal amount of the loan as follows:
    20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership has generated income in an amount as defined in the note agreement, it will be required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998.

4.  Distributions

    The Partnership distributed $30 per unit ($783,000 in total) to the holders of limited partnership units and $16,000 to the general partner during the six months ended June 30, 1995 and 1994. In order to meet the August 1998 mortgage payment, it is anticipated that cash distributions will be suspended starting the second half of 1995 through 1998. The general partner will evaluate the propriety of future cash distributions in light of property sales and required debt service payments.

5.  Gain on Sale of Property

    On June 20, 1994, the Partnership sold its Lakewood Village Mobile Home Park, located in Melbourne, Florida for $7,400,000. After payment of $2,634,000 of mortgage principal, a prepayment penalty of $480,000 and closing costs, the Partnership received proceeds of approximately $4,249,000. In addition, in April and May 1994, the Partnership sold a portion of its inventory of mobile homes and received $143,000 of net proceeds. During the period ended June 30, 1994, the Partnership recognized a gain of approximately $1,469,000 on the sale of their Lakewood Village Mobile Home Park property.

                               7 of 13

  FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - JUNE 30, 1995
                 (a California Limited Partnership)


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining properties consist of two apartment buildings located in Georgia and Ohio. Registrant's Lakewood Village Mobile Home Park property was sold on June 20, 1994. The two remaining properties generated positive cash flow for the six months ended June 30, 1995. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

Registrant uses working capital reserves provided from any undistributed cash flow from operations and sale proceeds as its primary source of liquidity. The current level of cash distributions is being sustained by a combination of both the current and prior years cash provided from operating activities and the proceeds from the sale of Registrant's Lakewood Village Mobile Home Park property. To preserve working capital reserves, which will be required for necessary capital improvements to the properties and debt service requirements, the current level of cash distributions was reduced from an annualized rate of 6.5 percent to 6.0 percent beginning with the May 1993 distribution. During the first six months of 1995, Registrant distributed to the holders of limited partnership units $30 per unit ($783,000 in total) and $16,000 to the general partner. In order to meet the August 1998 mortgage payment, it is anticipated that cash distributions will be suspended starting the second half of 1995 through 1998. The general partner will evaluate the propriety of future cash distributions in light of property sales and required debt service payments.

The level of liquidity based upon cash and cash equivalents experienced a $582,000 increase at June 30, 1995, as compared to December 31, 1994. Registrant's $912,000 of cash provided by operating activities and $469,000 of cash from investing activities was only partially offset by $799,000 of cash distributions paid to partners (financing activities). Investing activities consisted of a net $507,000 from liquidating cash investments which was only partially offset by $38,000 of rental property additions. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are primarily invested in United States Treasury bills and in repurchase agreements secured by United States Treasury obligations. The general partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and debt service payments until August 1998 at which time the balloon payment on the debt comes due. Registrant will be required to arrange further financings or refinancings, or sell a property prior to the maturity date of the note.

                               8 of 13

      FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - JUNE 30, 1995
                     (a California Limited Partnership)


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

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results declined by $1,418,000 for the six months ended June 30, 1995, as compared to 1994. The decrease in operating results is due to the $1,469,000 gain on the sale of Registrant's Lakewood Village Mobile Home Park in June 1994.

Revenues declined by $1,796,000 for the six months ended June 30, 1995, as compared to 1994, due to the previously mentioned sale. With respect to the remaining properties, rental revenues increased by $80,000 due to an increase in rental rates at Registrant's remaining properties coupled with an increase in occupancy and decreased concessions offered to tenant's at Registrant's Barrington Place Apartments property. Interest income increased by $99,000 due to an increase in average working capital reserves available for investment as a result of the proceeds received from the sale of Registrant's Lakewood Village Mobile Home Park property and the effect of higher interest rates.

Expenses declined by $378,000 for the six months ended June 30, 1995, as compared to 1994, due to the sale of Registrant's Lakewood Village Mobile Home Park in June 1994. With respect to the remaining properties, expenses increased by $18,000 due to increases in interest expense of $53,000 and operating expenses of $1,000, which were only partially offset by a decrease in depreciation expense of $36,000. Interest expense increased due to the compounding of interest on the zero coupon mortgage. Depreciation expense decreased as a result of a portion of Registrant's prior year assets becoming fully depreciated. Operating expenses remained constant. In addition, general and administrative expenses remained relatively constant.

                               9 of 13

      FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - JUNE 30, 1995
                     (a California Limited Partnership)


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results declined by $1,399,000 for the three months ended June 30, 1995 as compared to 1994. The decrease in operating results is due to the $1,469,000 gain on sale of Registrant's Lakewood Village Mobile Home Park in June 1994.

Revenues declined by $1,570,000 for the three months ended June 30, 1995, as compared to 1994, due to the previously mentioned sale. With respect to the remaining properties, rental revenues increased by $48,000 due to an increase in rental rates and an increase in occupancy at Registrant's remaining properties. Interest income increased by $76,000, due to an increase in average working capital reserves available for investment as a result of the proceeds received from the sale of Registrant's Lakewood Village Mobile Home Park property, the effect of higher interest rates and the timing of interest accruals.

Expenses declined by $171,000 for the three months ended June 30, 1995, as compared to 1994, due to the sale of Registrant's Lakewood Village Mobile Home Park in June 1994. With respect to the remaining properties, expenses increased by $9,000, due to increases in interest expense of $39,000 and operating expenses of $6,000, which were only partially offset by a decrease in depreciation expense of $36,000. Interest expense increased due to the compounding of interest and a modification in the second quarter of 1995. Depreciation expense decreased as a result of a portion of Registrant's prior year assets becoming fully depreciated. Operating expenses remained relatively constant. In addition, general and administrative expenses remained relatively constant.

                               10 of 13

      FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - JUNE 30, 1995
                     (a California Limited Partnership)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Properties

A description of the properties in which Registrant had an ownership interest during the period covered by this Report, along with occupancy data, follows:

               FOX STRATEGIC HOUSING INCOME PARTNERS,
                  (a California Limited Partnership)

                           OCCUPANCY SUMMARY

                                                            Average
                                                       Occupancy Rate(%)
                                                    ------------------------
                                                    Six Months  Three Months
                                   Date                Ended        Ended
                                    of                June 30,     June 30,
Name and Location                Purchase   Size    1995  1994   1995   1994
- -----------------                --------   ----    ----  ----   ----   ----
Wood View Apartments               09/87     180     96    96     97     96
Atlanta, Georgia

Barrington Place Apartments        07/89     164     97    95     98     96
Westlake, Ohio

Lakewood Village Mobile
  Home Park (1)

Melbourne, Florida                 06/87     351     --    96     --     96



(1) Property was sold in June 1994. Average occupancy rate is for the period January 1, 1994 through date of sale.

                                  11 of 13

      FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - JUNE 30, 1995
                     (a California Limited Partnership)

                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      No report on Form 8-K was required to be filed during the period.

                               12 of 13

   FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - JUNE 30, 1995
                 (a California Limited Partnership)

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

                              FOX STRATEGIC HOUSING INCOME PARTNERS
                              (a California Limited Partnership)

                              By: FOX PARTNERS VIII
                                  Its General Partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION
                                  A General Partner



                              /s/ ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)

                                  13 of 13