Form 10-Q
period 1995-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1995-11-13
CIK 800080

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1995
                                      OR

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

       Registrant's telephone number, including area code (770) 916-9090

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

                                    1 of 14




    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (a California Limited Partnership)

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
                                              September 30,    December 31,
                                                  1995            1994

Assets

Cash and cash equivalents                      $ 1,125,000      $ 2,246,000
Cash investments                                 2,497,000        3,004,000
Other assets and receivables                       182,000          195,000

Real Estate:

   Real estate                                  21,053,000       21,018,000
   Accumulated depreciation                     (5,014,000)      (4,518,000)
                                               -----------      -----------
Real estate, net                                16,039,000       16,500,000

Deferred financing costs, net                      108,000          137,000
                                               -----------      -----------
     Total assets                              $19,951,000      $22,082,000
                                               ===========      ===========

Liabilities and Partners' Equity

Note payable                                   $ 7,790,000      $ 8,756,000
Accrued interest                                   159,000          398,000
Accrued expenses and other liabilities             265,000          248,000
                                               -----------      -----------
     Total liabilities                           8,214,000        9,402,000
                                               -----------      -----------

Commitments and Contingencies

Partners' equity (deficit):

General partner                                    (30,000)         (13,000)
Limited partners (26,111 units outstanding
 at September 30, 1995 and December 31, 1994)   11,767,000       12,693,000
                                               -----------      -----------
     Total partners' equity                     11,737,000       12,680,000
                                               -----------      -----------
     Total liabilities and partners' equity    $19,951,000      $22,082,000
                                               ===========      ===========

               See notes to consolidated financial statements.


                                    2 of 14


    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (a California Limited Partnership)

Consolidated Statements of Operations

                                                For the Nine Months Ended
                                              September 30,    September 30,
                                                  1995             1994
Revenues:

   Rental                                      $2,100,000       $2,491,000
   Interest income                                191,000           37,000
   Gain on sale of property                             -        1,469,000
                                               ----------        ---------
     Total revenues                             2,291,000        3,997,000
                                               ----------        ---------

Expenses:

   Operating                                      946,000        1,238,000
   Interest                                       771,000          833,000
   Depreciation                                   496,000          608,000
   General and administrative                     222,000          176,000
                                               ----------        ---------
     Total expenses                             2,435,000        2,855,000
                                               ----------        ---------

Net (loss) income                              $ (144,000)      $1,142,000
                                               ===========      ==========
Net (loss) income per limited partnership
  assignee unit                                $    (5.48)      $    43.32
                                               ===========      ==========
Cash distributions per limited partnership
  assignee unit                                $    29.99       $    45.04
                                               ===========      ==========

                See notes to consolidated financial statements.

                                    3 of 14



    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (a California Limited Partnership)

Consolidated Statements of Operations

                                              For the Three Months Ended
                                             September 30,    September 30,
                                                 1995             1004

Revenues:

   Rental                                       $709,000       $674,000
   Interest income                                72,000         17,000
                                                --------       --------
     Total revenues                              781,000        691,000
                                                --------       --------
Expenses:

   Operating                                     355,000        442,000
   Interest                                      253,000        234,000
   Depreciation                                  162,000        184,000
   General and administrative                     76,000         28,000
                                                --------       --------
     Total expenses                              846,000        888,000
                                                --------       --------

Net loss                                        $(65,000)     $(197,000)
                                                =========     ==========
Net loss per limited partnership assignee unit  $  (2.45)     $   (7.47)
                                                =========     ==========
Cash distributions per limited partnership
  assignee unit                                 $      -      $   15.01
                                                =========     ==========

                See notes to consolidated financial statements.

                                    4 of 14



    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (a California Limited Partnership)

Consolidated Statements of Cash Flows

                                                 For the Nine Months Ended
                                               September 30,    September 30,
                                                   1995             1994

Operating Activities:

Net (loss) income                               $(144,000)        $1,142,000

Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
   Depreciation and amortization                  525,000            643,000
   Interest added to note payable principal       582,000            548,000
   Gain on sale of property                             -         (1,469,000)
Changes in operating assets and liabilities:
   Other assets and receivables                    13,000           (183,000)
   Accrued interest, accrued expenses and
     other liabilities                            176,000            243,000
                                               ----------         ----------
Net cash provided by operating activities       1,152,000            924,000
                                               ----------         ----------
Investing Activities:

Net proceeds from sale of rental property               -          7,026,000
Additions to real estate                          (35,000)           (92,000)
Proceeds from cash investments                  3,004,000                  -
Purchase of cash investments                   (2,497,000)                 -
                                               ----------         ----------
Net cash provided by investing activities         472,000          6,934,000
                                               ----------         ----------
Financing Activities:

Repayment of note payable principal            (1,946,000)        (2,634,000)
Cash distributions to partners                   (799,000)        (1,200,000)
                                               ----------         ----------
Cash (used in) financing activities            (2,745,000)        (3,834,000)
                                               ----------         ----------
(Decrease) Increase in Cash and Cash
 Equivalents                                   (1,121,000)         4,024,000

Cash and Cash Equivalents at Beginning
 of Period                                      2,246,000          1,404,000
                                               ----------         ----------
Cash and Cash Equivalents at End of Period     $1,125,000         $5,428,000
                                               ==========         ==========
Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
   Accrued interest added to note payable
     principal                                 $  398,000         $  466,000

                                               ==========         ==========

                See notes to consolidated financial statements.

                                    5 of 14



    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (a California Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General

       The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain balance sheet accounts have been reclassified in order to conform to the current period.

       The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except for the gain on disposition of property as disclosed in Note 5.

       At September 30, 1995, the Partnership had approximately $1,100,000 invested in overnight repurchase agreements earning approximately 6% per annum. The Partnership's $3,004,000 investment in a United States Treasury Bill matured in June 1995 and was reinvested in a $2,497,000 United States Treasury Bill earning 5.3% interest and maturing in May 1996.

       On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Capital Management Corporation, the managing general partner of the Partnership's general partner, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.     Transactions with Related Parties

       (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $72,000 and $76,000 during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

       (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the nine months ended September 30, 1995 and 1994, affiliates of NPI, Inc. received $104,000 and $100,000, which are included in operating expenses.

       (c) The general partner received cash distributions of $16,000 and $24,000 during the nine months ended September 30, 1995 and

           1994, respectively.

       (d) An affiliate of NPI, Inc. was paid a fee of $4,000 relating to a successful real estate tax appeal on the Partnership's Wood View Apartments during the nine months ended September 30, 1995. This fee is included in operating expenses.

3.     Note Payable

       The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January


                                   6 of 14

    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (a California Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     Note Payable (Continued)

       and July. As of September 30, 1995, $4,848,000 in accrued interest has been added to the principal of this note. The Partnership is required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership has generated income in an amount as defined in the note agreement, it will be required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998. In August 1995, the Partnership paid $1,946,000, which represents the required 20% of original principal and accrued interest added to principal.

4.     Distributions

       The Partnership distributed $29.99 and $45.04 per unit ($783,000 and $1,176,000 in total), respectively, to the holders of limited partnership units and $16,000 and $24,000, respectively, to the general partner during the nine months ended September 30, 1995 and 1994. In order to meet the August 1998 mortgage payment, cash distributions were suspended during the second half of 1995 and will remain suspended through 1998. The general partner will evaluate the propriety of future cash distributions in light of property sales and required debt service payments.

5.     Gain on Sale of Property


       On June 20, 1994, the Partnership sold its Lakewood Village Mobile Home Park, located in Melbourne, Florida for $7,400,000. After payment of $2,634,000 of mortgage principal, a prepayment premium of $480,000 and closing costs, the Partnership received proceeds of approximately $4,249,000. In addition, in April and May 1994, the Partnership sold a portion of its inventory of mobile homes and received $143,000 of net proceeds. During the period ended June 30, 1994, the Partnership recognized a gain of approximately $1,469,000 on the sale of their Lakewood Village Mobile Home Park property.

                                   7 of 14

    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (a California Limited Partnership)


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining properties consist of two apartment buildings located in Georgia and Ohio. The two remaining properties generated negative cash flow for the nine months ended September 30, 1995, due to required notes payable principal payments as stated in Item 1, Note 3. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

Registrant uses working capital reserves provided from any undistributed cash flow from operations and sale proceeds as its primary source of liquidity. For the long term, cash from operations will remain Registrant's primary source of liquidity. The current level of cash distributions is being sustained by a combination of both the current and prior years cash provided from operating activities and the proceeds from the sale of Registrant's Lakewood Village Mobile Home Park property. To preserve working capital reserves, which will be required for necessary capital improvements to the properties and in order to meet the August 1998 mortgage payment, cash distributions were suspended during the second half of 1995 and will remain suspended through 1998. During the first nine months of 1995, Registrant distributed to the holders of limited partnership units $29.99 per unit ($783,000 in total) and $16,000 to the general partner. The general partner will evaluate the propriety of future cash distributions in light of property sales and required debt service payments.

The level of liquidity based upon cash and cash equivalents experienced a $1,121,000 decrease at September 30, 1995, as compared to December 31,

1994. Registrant's $1,152,000 of cash provided by operating activities and $472,000 of cash from investing activities was substantially offset by $1,946,000 of repayment of note payable principal (financing activities) and $799,000 of cash distributions paid to partners (financing activities). Investing activities consisted of a net $507,000 from liquidating cash investments which was only partially offset by $35,000 of improvements to properties. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

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

On August 17, 1995, Insignia Financial Group, Inc. and certain of its affiliates (collectively, "Insignia") entered into agreements pursuant to which (i) the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc., and (ii) Insignia would acquire all of the interests in NPI-AP Management, L.P., the property manager at Registrant's properties. The consummation of these transactions is subject to the satisfaction of certain conditions

                                   8 of 14

    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (a California Limited Partnership)


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

(including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity.

Insignia is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. According to Commercial Property News and the National Multi-Housing Council, since 1992 Insignia has been the largest property manager in the United States. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

Real Estate Market


The national real estate market has suffered from the effects of the real estate recession including but not limited to a downward trend in market values of existing residential properties. In addition, the bail out of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and served to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during the next twelve months. Management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results declined by $1,286,000 for the nine months ended September 30, 1995, as compared to 1994. The decrease in operating results is due to the $1,469,000 gain on the sale of Registrant's Lakewood Village Mobile Home Park in June 1994.

Revenues declined by $1,706,000 for the nine months ended September 30, 1995, as compared to 1994, due to the previously mentioned sale. With respect to the remaining properties, rental revenues increased by $115,000 due to an increase in rental rates at Registrant's remaining properties coupled with an increase in occupancy and decreased concessions offered to tenant's at Registrant's Barrington Place Apartments property. Interest income increased by $154,000 due to an increase in average working capital reserves available for investment as a result of the proceeds received from the sale of Registrant's Lakewood Village Mobile Home Park property and the effect of higher interest rates.

Expenses declined by $420,000 for the nine months ended September 30, 1995, as compared to 1994, due to the sale of Registrant's Lakewood Village Mobile Home Park in June 1994. With respect to the remaining properties, expenses decreased due to an increase in interest expense of $73,000 which was

                                   9 of 14

    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (a California Limited Partnership)


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



Nine Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

more than offset by decreases in operating expenses of $27,000 and depreciation expense of $58,000. Interest expense increased due to the compounding of interest on the zero coupon mortgage which was slightly offset by the partial repayment of mortgage principal. Operating expenses decreased due to lower general repairs and maintenance experienced at both of Registrant's properties. Depreciation expense decreased as a result of a portion of Registrant's prior year assets becoming fully depreciated. In addition, general and administrative expenses increased by $46,000 due to lower general and administrative expenses for the three months ended September 30, 1994, as compared to 1995.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results increased by $132,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $90,000 and a decrease in expenses of $42,000.

Revenues increased due to increases in rental revenues of $35,000 and interest income of $55,000 for the three months ended September 30, 1995, as compared to 1994. Rental revenues increased due to an increase in rental rates at Registrant's remaining properties coupled with an increase in occupancy and decreased concessions offered to tenant's at Registrant's Barrington Place Apartments property. Interest income increased due to an increase in average working capital reserves available for investment as a result of the proceeds received from the sale of Registrant's Lakewood Village Mobile Home Park property and the effect of higher interest rates.

Expenses declined by $42,000 for the three months ended September 30, 1995, as compared to 1994 due to increases in interest expense of $19,000 and general and administrative expenses of $48,000, which were more than offset by decreases in operating expenses of $87,000 and depreciation expense of $22,000. Interest expense increased due to the compounding of interest on the zero coupon mortgage, which was slightly offset by the partial repayment of mortgage principal. General and administrative expenses increased due to lower general and administrative expenses for the three months ended September 30, 1994, as compared to 1995. Operating expenses decreased due to lower general repairs and maintenance at both of Registrant's properties. Depreciation expense decreased as a result of a portion of Registrant's prior year assets becoming fully depreciated.

                                   10 of 14

    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (a California Limited Partnership)


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                    FOX STRATEGIC HOUSING INCOME PARTNERS,
                      (a California Limited Partnership)

                             OCCUPANCY SUMMARY
                                                        Average
                                                   Occupancy Rate(%)
                                               --------------------------
                                               Nine Months   Three Months
                               Date               Ended          Ended
                                of             September 30,  September 30,
Name and Location            Purchase     Size  1995   1994    1995   1994
-----------------            --------     ----  ----   ----    ----   ----
Wood View Apartments           09/87       180   97     96      98     97
Atlanta, Georgia

Barrington Place Apartments    07/89       164   98     95      99     96
Westlake, Ohio

                                   11 of 14

    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (A California Limited Partnership)


                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)Exhibits

            2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

        (b)     Report on Form 8-K

            On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                   12 of 14

    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (a California Limited Partnership)


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

                                FOX STRATEGIC HOUSING INCOME PARTNERS
                                (a California Limited Partnership)

                                By:  FOX PARTNERS VIII
                                     Its General Partner

                                By:  FOX CAPITAL MANAGEMENT CORPORATION
                                     A General Partner



                                /S/ARTHUR N. QUELER
                                Secretary/Treasurer and Director
                                (Principal Financial Officer)

                                   13 of 14

    FOX STRATEGIC HOUSING INCOME PARTNERS - FORM 10-Q - SEPTEMBER 30, 1995
                      (a California Limited Partnership)

                                 EXHIBIT INDEX



Exhibit                                                       Page No.
-------                                                       --------
2.   NPI, Inc. Stock Purchase Agreement                           *
     dated August 17, 1995


* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.
                                   14 of 14