Form 10-K405
period 1995-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1996-03-29
CIK 800080

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995,or

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

         Commission file number 0-16877

                    FOX STRATEGIC HOUSING INCOME PARTNERS,
                     (a California Limited Partnership)
           (Exact name of Registrant as specified in its charter)

          CALIFORNIA
(State or other jurisdiction of                          94-3016373
 incorporation or organization)             (I.R.S. Employer Identification No.)


     One Insignia Financial Plaza
            P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

 Registrant's telephone number, including area code:    (864) 239-1000

 Securities registered pursuant to Section 12(b) of the Act:   None

 Securities registered pursuant to Section 12(g) of the Act:      Limited
                                                              Partnership Units

     Indicate by check mark  whether  the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

     No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.



                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

(1) Prospectus of Registrant dated March 24, 1987, and thereafter supplemented incorporated in Parts I and IV.


                    FOX STRATEGIC HOUSING INCOME PARTNERS,
                       a California Limited Partnership

                                    PART I

ITEM 1.  BUSINESS.

     Fox Strategic Housing Income Partners, a California Limited Partnership (the "Registrant") was organized in June 1984 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners VIII, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership.

     The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 33-8481), was declared effective by the Securities and Exchange Commission on March 24, 1987. The Registrant marketed its securities pursuant to its Prospectus dated March 24, 1987, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

     The principal business of the Registrant is to acquire, manage and ultimately sell income-producing real properties, consisting of multi-family residential properties and mobile home communities. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the business of the Registrant see the sections entitled "Risk Factors" and "Investment Objectives and Policies" of the Prospectus.

     Beginning in April 1987, the Registrant offered $100,000,000 in Limited Partnership Assignee Units. The offering closed in January 1989 with $26,111,000 sold. The net proceeds of this offering were used to acquire one mobile home park and two apartment buildings which are described in "Item 2." The mobile home park was sold in June 1994. the
Registrant's  original  property  portfolio  was  geographically   diversified
with properties acquired in three states. See "Item 2" below for a description of the Registrant's properties.

     The Registrant is involved in only one industry segment, as described above. The business of the Registrant is not seasonal. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

     Both the income and expenses of operating the properties in which the Registrant has an ownership interest are subject to factors outside of the Registrant's control, such as oversupply of similar rental facilities as a result of overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions there is no guarantee that any property which is owned by the Registrant can be sold by it or, if sold, that such sale can be made upon favorable terms.

     It is possible that legislation on the state or local level may be enacted in states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The general partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Registrant.

     The  Registrant  monitors  its  properties  for  evidence  of
pollutants,   toxins  and  other  dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

     The Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

     The Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. In addition, each of the Registrant's properties competes in an area which normally contains numerous other properties which may be considered competitive.

     The Registrant has made no formal assessment of the ultimate attainment of the investment objective of capital growth which is dependent upon the ultimate realizable value of the properties and upon the market conditions which exist at the time of sale. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on the Registrant's ability to meet its investment objectives.

Property Matters

     Lakewood Village Mobile Home Park located in Melbourne, Florida, was sold on June 20, 1994 for $7,400,000. After payment of mortgage principal, accrued interest, prepayment fees, and closing costs, the proceeds to the Registrant were approximately $4,007,000. The gain on the sale was approximately $1,528,000.

Employees

     Management services are performed for the Registrant at its properties by on-site personnel all of whom are employees of NPI-AP Management, L.P., an affiliate of the Managing General Partner ("NPI-AP"), which directly manages the Registrant's properties. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to the Registrant in addition to providing on-site management. NPI-AP Management, L.P., is a Delaware limited partnership, whose general partner is NPI Property Management Corporation ("NPI Management").

Change in Control

     From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Registrant's general partner assumed responsibility for real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

     On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity II") became the managing partner of FRI and assumed operational control over FCMC. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships sponsored by FRI and/or FCMC. NPI Equity II is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interests in the Registrant and such other investment partnerships, but ceased to be responsible for the operation and management of the Registrant and such other partnerships.

     On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo").
Apollo was  entitled to designate  three of the seven  directors of NPI Equity
II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of NPI Equity II.

     On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI, Inc. for an aggregate purchase price of $1,000,000. NPI, Inc. is the sole shareholder of NPI Equity II, the general partner of FRI, the entity which controls FCMC, which are the general partners of Fox Partners VIII, the managing general partner of the Registrant. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

     Upon the Closing, the officers and directors of NPI, Inc., NPI Equity II and FCMC resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."


ITEM 2.  PROPERTIES.

     A description of the income-producing properties in which the Registrant owns is as follows:


                                                               DATE OF
                  NAME AND LOCATION (1)                       PURCHASE           SIZE
                  ---------------------                       --------           ----
                  Wood View Apartments                          09/87            180
                    Pinehurst Drive                                              units
                    Atlanta, Georgia

                  Barrington Place Apartments                   07/89            164
                    Detroit Road                                                 units
                    Westlake, Ohio

     ____________

     (1)  Property is owned by the Registrant in fee.

     See "Item 8, Consolidated Financial Statements and Supplementary Data - Note 5" for information regarding the encumbrances to which the properties of the Registrant are subject.



     An occupancy summary is set forth in the chart following:

                   FOX STRATEGIC HOUSING INCOME PARTNERS,
                      a California Limited Partnership

                              OCCUPANCY SUMMARY

                                                  Average
                                             Occupancy Rate(%)
                                            For the Year Ended
                                               December 31,
                                       --------------------------------
                                       1995   1994   1993   1992   1991
                                       ----   ----   ----   ----   ----

      Wood View Apartments              97     97     91     92     91
      Barrington Place Apartments       98     95     94     95     94


ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Registrant is a party or to which any of its assets are subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the period covered by this Report.



                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS.

     The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. Through December 31, 1995, Assignee Unit holders have received distributions from operations of $343 to $431 for each $1,000 of original contribution based on date of admission to Partnership. No market for Limited Partnership Assignee Units exists nor is expected to develop.

     During the years ended December 31, 1995 and 1994, the Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

         Distribution with
     Respect to Quarter Ended      Amount of Distribution Per Unit (*)

                                      1995                   1994
                                      ----                   ----
            March 31                 $15.00                 $15.00
            June 30                  $15.00                 $15.00
            September 30                  -                 $15.00
            December 31                   -                 $15.00

(*) The amounts listed represent distributions of cash from operations and cash from sales. (See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," for information relating to the Registrant's future distributions.)

      As of March 1, 1996, the approximate number of holders of Limited Partnership Assignee Units was 1,657.



ITEM 6.  SELECTED FINANCIAL DATA.

   The following represents selected financial data for the Registrant, for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                                                             For the Year Ended December 31,
                                                               -----------------------------------------------------------
                                                                1995         1994         1993          1992         1991
                                                                ----         ----         ----          ----         ----
                                                                         (Amounts in thousands except per unit data)


TOTAL REVENUES.............................................    $ 3,094       $ 4,854      $ 3,581      $ 3,491       $ 3,405
                                                               =======       =======      =======      =======       =======
NET INCOME (LOSS)..........................................    $  (152)      $   994      $  (328)     $  (245)      $  (182)
                                                               =======       =======      =======      =======       =======
NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT(1)..............................        --        $ 30.45      $(12.45)     $ (9.31)      $ (6.89)
                                                               =======       =======      =======      =======       =======
TOTAL ASSETS...............................................    $20,028       $22,082      $24,276      $25,157       $26,162
                                                               =======       =======      =======      =======       =======
LONG-TERM OBLIGATIONS:
   Note payable............................................    $ 7,788       $ 8,756      $10,271      $ 9,237       $ 8,307
                                                               =======       =======      =======      =======       =======
CASH DISTRIBUTIONS PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT
 (actual amount  based on date ............................    $ 29.99       $ 60.01      $ 61.24      $ 64.99       $ 64.99
 of admission to Partnership)                                  =======       =======      =======      =======       =======

-----------
(1) $1,000 original contribution per assignee unit, based on weighted average assignee units outstanding during the period, after giving effect to the allocation of net income
       (loss) to the general partner.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     The Registrant's remaining properties consist of two apartment buildings located in Georgia and Ohio. The two remaining properties generated negative cash flow for the year ended December 31, 1995, due to required note payable principal payments. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

     The Registrant uses working capital reserves provided from any undistributed cash flow from operations and sale proceeds as its primary source of liquidity. For the long term, it is anticipated that cash from operations will remain the Registrant's primary source of liquidity. During 1995, the Registrant distributed to the holders of limited partnership units $29.99 per unit ($799,000 in total) and $16,000 to the general partner. The distributions were from a combination of both the current and prior years cash provided from operating activities and the proceeds from the sale of the Registrant's Lakewood Village Mobile Home Park property in 1994. To preserve working capital reserves, which will be required for necessary capital improvements to the properties and in order to meet the August 1998 mortgage payment, cash distributions were suspended during the second half of 1995 and will remain suspended through 1998. The general partner will evaluate the propriety of future cash distributions in light of property sales and required debt service payments.

     The level of liquidity based upon cash and cash equivalents experienced an $837,000 decrease at December 31, 1995, as compared to December 31, 1994. The Registrant's $1,413,000 of cash provided by operating activities and $495,000 of cash from investing activities was substantially offset by $1,946,000 of repayment of note payable principal (financing activities) and $799,000 of cash distributions to partners (financing activities). Investing activities consisted of a net $507,000 from liquidating cash investments which was only partially offset by $12,000 of improvements to
properties.   All  other  increases  (decreases)  in  certain  assets  and liabilities are the result of the timing of receipt and payment of various operating activities.

     Working capital reserves are primarily invested in United States Treasury bills and in repurchase agreements secured by United States
Treasury obligations. The general partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and debt service payments until August 1998 at which time the balloon payment on the debt comes due. The Registrant will be required to arrange further financings or refinancings, or sell a property prior to the maturity date of the note.

     On January 19, 1996, the stockholders of NPI, Inc., the sole shareholder of NPI Equity II, sold to an affiliate of Insignia all of the issued and outstanding stock of NPI, Inc. An affiliate of Insignia caused new officers and directors of NPI Equity II to be elected. The Managing

General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See "Item 1 Business - Change in Control."

     At this time it appears that the initial investment objective of capital growth since the inception of the Partnership will not be attained and that limited partners will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain refinancing or debt modification as required.

REAL ESTATE MARKET

     The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.


RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     Operating results declined by $1,146,000 for the year ended December 31, 1995, as compared to 1994, due to the $1,528,000 gain on sale of Lakewood Village Mobile Home Park in June 1994. With respect to the remaining properties operating results improved by $253,000 due to an increase in revenues of $177,000 and a decrease in expenses of $76,000.

     With respect to the remaining properties, the increase in revenues is due to an increase in rental rates at both of the Registrant's properties coupled with a decrease in concessions at the Registrant's Barrington
Place Apartments which was partially offset by an increase in concessions at the Registrant's Wood View Apartments. Occupancy remained relatively constant at both of the Registrant's remaining properties. In addition, interest income increased by $97,000 due to increases in average working capital reserves available for investment and the effect of higher interest rates.

     With  respect  to  the  remaining   properties,   expenses  decreased
primarily due to a decrease in depreciation expense of $72,000. Depreciation expense decreased due to a portion of the Registrant's Barrington Place Apartments prior year assets becoming fully depreciated.

General and administrative expenses, operating expenses, and interest expense remained relatively constant.

1994 COMPARED TO 1993

     Operating results improved by $1,322,000 for the year ended December 31, 1994, as compared to 1993, due to the $1,528,000 gain on sale of Lakewood Village Mobile Home Park in June 1994. With respect to the remaining properties, at December 31, 1994, operating results declined by $66,000 due to an increase in expenses of $350,000 which was partially offset by an increase in revenues of $284,000.

     With respect to the remaining properties, revenues increased by $284,000 due to increases in rental revenue of $177,000 and interest income of $107,000. Rental revenues increased due to an increase in occupancy and rental rates at the Registrant's Wood View and Barrington Place Apartments properties. Interest income increased due to an increase in working capital reserves available for investment as a result of the proceeds received from the sale of the Registrant's Lakewood Village Mobile Home Park property.

     With respect to the remaining properties, expenses increased by $350,000 due to increases in operating expenses of $194,000, interest expense of $93,000 and general and administrative expenses of $66,000 which were slightly offset by a $3,000 decrease in depreciation expense. Operating expenses increased due to an increase in rent up expenses at the Registrant's Wood View Apartments and an increase in general repair and maintenance expenses at the Registrant's Barrington Place Apartments property. Interest expense increased due to the compounding of interest on the zero coupon mortgage. General and administrative expenses increased due to costs associated with the management transition, which were partially offset by a reduction in asset management costs. Depreciation expense remained relatively constant.



ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   FOX STRATEGIC HOUSING INCOME PARTNERS,
                      a California Limited Partnership

                      CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED DECEMBER 31, 1995

                                    INDEX


                                                            Page
                                                            ----
Independent Auditors' Reports.............................. F - 2
Consolidated Financial Statements:
     Balance Sheets at December 31, 1995 and 1994.......... F - 4
     Statements of Operations for the Years Ended
        December 31, 1995, 1994 and 1993................... F - 5
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993................... F - 6
     Statements of Cash Flows for the Years Ended
        December 31, 1995, 1994 and 1993................... F - 7
     Notes to Consolidated Financial Statements............ F - 8
Financial Statement Schedule:
     Schedule III - Real Estate and Accumulated
        Depreciation at December 31, 1995.................. F - 15

     Financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this Report.





To the Partners
Fox Strategic Housing Income Partners,
a California Limited Partnership
Greenville, South Carolina



                        Independent Auditors' Report


     We have audited the accompanying consolidated balance sheets of Fox Strategic Housing Income Partners, a California Limited Partnership (the "Partnership") and its subsidiary, as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Strategic Housing Income Partners, a California Limited Partnership and its subsidiary, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           Imowitz Koenig & Co., LLP

                                           Certified Public Accountants

New York, N.Y.
February 6, 1996



To the Partners
Fox Strategic Housing Income Partners
Atlanta, Georgia

Deloitte & Touche

INDEPENDENT AUDITORS' REPORT


Fox Strategic Housing Income Partners, A California Limited Partnership:

We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of Fox Strategic Housing Income Partners, a California Limited Partnership (the "Partnership") and its wholly-owned subsidiary for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its wholly-owned subsidiary for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


San Francisco, California
March 18, 1994




                    FOX STRATEGIC HOUSING INCOME PARTNERS,
                       a California Limited Partnership

                          CONSOLIDATED BALANCE SHEETS



                                                         DECEMBER 31,
                                                  ------------------------
                                                      1995        1994
                                                  -----------  -----------
ASSETS

Cash and cash equivalents                         $ 1,409,000  $ 2,246,000
Cash investments                                    2,497,000    3,004,000
Receivables and other assets                          176,000      195,000

Real estate:

   Real estate                                     21,030,000   21,018,000
   Accumulated depreciation                        (5,183,000)  (4,518,000)
                                                  -----------  -----------
Real estate, net                                   15,847,000   16,500,000

Deferred financing costs, net                          99,000      137,000
                                                  -----------  -----------
   Total assets                                   $20,028,000 $ 22,082,000
                                                  ===========  ===========

LIABILITIES AND PARTNERS' EQUITY

Note payable                                       $7,788,000  $ 8,756,000
Accrued interest                                      355,000      398,000
Accrued expenses and other liabilities                156,000      248,000
                                                  -----------  -----------
   Total liabilities                               8,299,000     9,402,000
                                                  -----------  -----------
Contingencies

Partners' Equity (Deficit):

 General partner                                    (181,000)      (13,000)
 Limited partners (26,111 units outstanding at
  December 31, 1995 and 1994)                      11,910,000   12,693,000
                                                  -----------  -----------
   Total partners' equity                          11,729,000   12,680,000
                                                  -----------  -----------
   Total liabilities and partners' equity         $20,028,000  $22,082,000
                                                  ===========  ===========

                See notes to consolidated financial statements.




                    FOX STRATEGIC HOUSING INCOME PARTNERS,
                       a California Limited Partnership

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                              YEARS ENDED DECEMBER 31,
                                         -----------------------------------
                                            1995        1994        1993
                                         ----------  ----------  -----------


Revenues:
   Rental                                $2,840,000  $3,169,000  $ 3,531,000
   Interest                                 254,000     157,000       50,000
   Gain on sale of property                     -     1,528,000          -
                                         ----------  ----------  -----------
      Total revenues                      3,094,000   4,854,000    3,581,000
                                         ----------  ----------  -----------

Expenses (including $364,000, $306,000,
  and $ 53,000 paid to the general
  partner and affiliates in 1995, 1994
  and 1993):
   Operating                              1,321,000   1,692,000    1,687,000
   Interest                                 977,000   1,095,000    1,133,000
   Depreciation                             665,000     791,000      870,000
   General and administrative               283,000     282,000      219,000
                                         ----------  ----------  -----------
      Total expenses                      3,246,000   3,860,000    3,909,000
                                         ----------  ----------  -----------
Net (loss) income                        $ (152,000) $  994,000  $  (328,000)
                                         ==========  ==========  ===========

Net (loss) income per limited
  partnership assignee unit              $      -    $    30.45  $    (12.45)
                                         ==========  ==========  ===========

Cash distributions per limited
  partnership assignee unit              $    29.99  $    60.01  $     61.24
                                         ==========  ==========  ===========

                See notes to consolidated financial statements.




                    FOX STRATEGIC HOUSING INCOME PARTNERS,
                       a California Limited Partnership

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                        General      Limited       Total
                                       partner's    partners'     partners'
                                       (deficit)     equity        equity
                                       ---------   -----------   -----------
Balance - January 1, 1993              $(144,000)  $15,389,000   $15,245,000

   Net (loss)                             (3,000)     (325,000)     (328,000)

   Cash distributions                    (33,000)   (1,599,000)   (1,632,000)
                                       ---------   -----------   -----------
Balance - December 31, 1993             (180,000)   13,465,000    13,285,000

   Net income                            199,000       795,000       994,000

   Cash distributions                    (32,000)   (1,567,000)   (1,599,000)
                                       ---------   -----------   -----------
Balance - December 31, 1994              (13,000)   12,693,000    12,680,000

   Net (loss)                           (152,000)           -       (152,000)

   Cash distributions                    (16,000)     (783,000)     (799,000)
                                       ---------   -----------   -----------
Balance - December 31, 1995            $(181,000)  $11,910,000   $11,729,000
                                       =========   ===========   ===========


                See notes to consolidated financial statements.




                    FOX STRATEGIC HOUSING INCOME PARTNERS,
                       a California Limited Partnership

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            YEARS ENDED DECEMBER 31,
                                       ----------------------------------
                                          1995       1994         1993
                                       ---------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                      $(152,000) $  994,000  $  (328,000)
Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
   Depreciation and amortization         704,000     835,000      922,000
   Interest added to note payable
   principal                             580,000     653,000      614,000
   Gain on sale of property                  -    (1,528,000)         -
   Changes in operating assets and
     liabilities:
     Receivables and other assets         19,000    (116,000)       5,000
     Accrued expenses and other
       liabilities                       262,000     392,000      465,000
                                      ----------  ----------  -----------

Net cash provided by operating
  activities                           1,413,000   1,230,000    1,678,000
                                      ----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                 (12,000)   (177,000)    (211,000)
Net proceeds from sale of property           -     7,026,000          -
Purchase of cash investments          (2,497,000) (3,004,000)         -
Proceeds from cash investments         3,004,000         -        590,000
                                      ----------  ----------  -----------

Net cash provided by investing
  activities                             495,000   3,845,000      379,000
                                      ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Partial repayment of note payable
  principal                           (1,946,000) (2,634,000)        -
Cash distributions to partners          (799,000) (1,599,000)  (1,632,000)
                                      ----------  ----------  -----------
Cash (used in) financing activities   (2,745,000) (4,233,000)  (1,632,000)
                                      ----------  ----------  -----------
(Decrease) Increase in Cash and Cash
  Equivalents                           (837,000)    842,000      425,000

Cash and Cash Equivalents at Beginning
  of Year                              2,246,000   1,404,000      979,000
                                      ----------  ----------  -----------

Cash and Cash Equivalents at End
  of Year                             $1,409,000  $2,246,000  $ 1,404,000
                                      ==========  ==========  ===========

Supplemental Disclosure of Non-cash
  Investing and Financing Activities:
      Accrued interest added to
        note payable principal        $  398,000  $  466,000  $   420,000
                                      ==========  ==========  ===========



                See notes to consolidated financial statements.




                   FOX STRATEGIC HOUSING INCOME PARTNERS,
                      a California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Fox Strategic Housing Income Partners (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, manage and ultimately sell income-producing properties. The Partnership currently owns two apartment buildings located in Atlanta, Georgia and Westlake, Ohio. Fox Partners VIII, a California general partnership, is the general partner. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Partnership was organized in 1984 and commenced operations in 1987. The capital contributions of $26,111,000 ($1,000 per assignee unit) were made by the limited partners including one limited partnership assignee unit purchased by an affiliate of FCMC.

       On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the Managing General Partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia") (see Note 8).

       Consolidation

       The consolidated financial statements include the statements of the Partnership and a wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

       Distributions

       During 1995, the Partnership  distributed to the holders of limited partnership units $29.99 per unit ($783,000 in total) and $16,000 to the general partner.



                       FOX STRATEGIC HOUSING INCOME PARTNERS,
                          a California Limited Partnership

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Fair Value of Financial Instruments

       In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No.107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the long-term debt) approximates fair value due to the short term maturity of these instruments. The debt, with a carrying balance of $7,778,000 has been calculated to have a fair value of approximately $8,240,000 after discounting the scheduled loan payments to maturity. Due to significant prepayment penalties associated with the debt the Partnership would be unable to refinance this obligation to obtain such calculated debt amount.

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Cash and Cash Equivalents

            The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.



                       FOX STRATEGIC HOUSING INCOME PARTNERS,
                          a California Limited Partnership

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in United States Treasury bills and repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995, the Partnership had approximately $1,300,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents and $2,497,000 invested in United States Treasury bills maturing in May 1996 which are included in cash investments.

       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and six to seven years for furnishings.

       Deferred Financing Costs

       Financing costs relating to the zero coupon mortgage are deferred and amortized, as interest expense, over the ten year life of the mortgage. At December 31, 1995 and 1994, accumulated amortization of deferred financing costs totaled $265,000 and $226,000, respectively.

       Net Income (Loss) Per Limited Partnership Assignee Unit

       Net income (loss) per limited partnership assignee unit is computed by dividing the net income (loss) allocated to the limited partners by 26,111 assignee units outstanding for the years ended December 31, 1995, 1994, and 1993.


       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

       Reclassification

       Certain amounts from 1994 and 1993 have been reclassified to conform to the 1995 presentation.



                       FOX STRATEGIC HOUSING INCOME PARTNERS,
                          a California Limited Partnership

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

       In accordance with the partnership agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

       On January 1, 1993, Metric Management, Inc. ("MMI") successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity, commenced providing certain property management services (see Notes 1 and 8). Related party expenses for the years ended December 31, 1994, 1993 and 1992 were as follows:


                                              1995         1994         1993
                                            --------     --------     --------
          Property management fees          $141,000     $134,000      $    -
          Partnership management fees         32,000       52,000       53,000

          Reimbursement of expenses:
             Partnership accounting and
               investor services              96,000       94,000            -
             Professional services            12,000       26,000            -
                                            --------     --------      -------
             Total                          $281,000     $306,000      $53,000
                                            ========     ========      =======

       Property management fees are included in operating expenses. Partnership management fees and reimbursed expenses are primarily included in general and administrative expenses. An affiliate of NPI, Inc. was paid a fee of $4,000, relating to a successful real estate tax appeal on a Partnership property during 1995, which has been included under professional services. In addition, approximately $83,000 of insurance premiums, which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

       In accordance with the partnership agreement, the general partner was allocated a one percent interest in the Partnership's net loss and taxable loss during 1993. In 1994 the Partnership's net income and taxable income, including gain on sale of property, was allocated 20% to the general partner (until cumulative income allocated is equal to 2.0408% of the total original limited partner invested capital). For 1995 the Partnership's net loss and taxable loss is allocated 100% to the general partner until the cumulative loss allocated equals cumulative income allocated to the general partner subsequent to December 31, 1991. In



                       FOX STRATEGIC HOUSING INCOME PARTNERS,
                          a California Limited Partnership

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)

       addition, two percent of cash distributions are allocated to the general partner. As the Partnership has completed the acquisition phase, a portion of partnership management fees are subordinated in accordance with the partnership agreement pending certain returns to the limited partners. At December 31, 1995, $492,000 of Partnership management fees have been subordinated to an 8% annualized return to the limited partners. As this distribution level has not been achieved, it is not probable that the fees will be paid. Accordingly, the subordinated management fee has not been recorded as a liability. Upon sale of all properties and termination of the Partnership the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.


3.     CASH INVESTMENTS

       Cash investments at December 31, 1995 and December 31, 1994 consist of United States Treasury bills and are not considered cash or cash equivalents, as defined in Note 1. Cash investments at December 31, 1995 mature in May 1996 and bear interest at a rate of 5.334 percent per annum.

4.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                            1995                   1994
                                        ------------            -----------
       Land                             $  3,119,000            $ 3,119,000
       Buildings and improvements         16,702,000             16,696,000
       Furnishings                         1,209,000              1,203,000
                                        ------------            -----------
       Total                              21,030,000             21,018,000
       Accumulated depreciation           (5,183,000)            (4,518,000)
                                        ------------            -----------

       Real estate, net                 $ 15,847,000            $16,500,000
                                        ============            ===========


5.     NOTE PAYABLE

       In 1988 the Partnership borrowed $3,625,000 on a zero coupon mortgage commitment from Metropolitan Life Insurance Company ("Metropolitan") and purchased Wood View Apartments and Lakewood Village Mobile Home Park properties. In 1989, in connection with the purchase of Barrington Place Apartments, the Partnership borrowed an additional $2,675,000 from Metropolitan under this commitment. Each property acquired by the Partnership is cross-collateralized by a first mortgage which secures the entire



                       FOX STRATEGIC HOUSING INCOME PARTNERS,
                          a California Limited Partnership

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5.     NOTE PAYABLE (Continued)

       amount of the loan. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. In order to facilitate a property sale the Deed to Secure Debt and Security Agreement contains conditions which, when satisfied, allow for the partial release of Metropolitan's lien on the property being sold. As discussed in Note 6, on June 20, 1994, the Partnership sold its Lakewood Village Mobile Home Park property and, in accordance with the security agreement, satisfied $2,634,000 (which included $1,221,000 of accrued interest added to principal) of mortgage principal. On August 1, 1995, the Partnership paid $1,947,000 (which included $970,000 of accrued interest added to principal) under the terms of the note agreement. As of December 31, 1995, the remaining principal balance includes $3,878,000 of accrued interest that has been added to the principal balance. Accrued interest added to principal bears interest at the contract rate. The Partnership will be required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership has generated income in an amount as defined in the note agreement, it will be required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998.

       Amortization of deferred financing costs totaled $39,000, $44,000 and $52,000 for the years ended December 31, 1995, 1994, and 1993.


6.     GAIN ON SALE OF PROPERTY

       On June 20, 1994, the Partnership sold its Lakewood Village Mobile Home Park, located in Melbourne, Florida for $7,400,000. After payment of mortgage principal, closing costs and expenses the Partnership received net proceeds of $4,007,000. In addition, in April and May 1994, the Partnership sold a portion of its inventory of mobile homes and received $143,000 of net proceeds. The Partnership recognized a gain of $1,528,000 on sale of their Lakewood Village Mobile Home Park property. Net proceeds realized from the sale were retained by the Partnership to satisfy future debt service requirements.

7.     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

       The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:




                       FOX STRATEGIC HOUSING INCOME PARTNERS,
                          a California Limited Partnership

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




7.      RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (Continued)

                                                                                    1995              1994             1993
                                                                                    ----              ----             ----
       Net (loss)  income - financial statements                               $  (152,000)        $  994,000       $  (328,000)
       Differences resulted from:
         Gain on sale of property                                                        -           (271,000)                -
         Depreciation                                                              (61,000)            (7,000)            5,000
         Other                                                                           -              4,000             4,000
                                                                               -----------         ----------       -----------
       Net (loss) income - income tax method                                   $  (213,000)        $  720,000       $  (319,000)
                                                                               ===========         ==========       ===========

       Taxable income (loss) per limited partnership assignee
        until after giving effect to the allocation to the
          general partner                                                      $        (8)        $       22       $       (12)

       Partners' equity - financial statements                                 $11,729,000         $12,680,000      $13,285,000
       Differences resulted from:
         Organization expenses                                                      11,000             11,000            11,000
         Capital account adjustment                                              1,030,000          1,030,000           756,000
         Payments credited to rental property                                      143,000            143,000           417,000
         Depreciation                                                             (321,000)          (260,000)         (253,000)
         Gain on sale of property                                                 (271,000)          (271,000)                -
         Other taxes expensed                                                      (12,000)           (12,000)          (12,000)
         Other                                                                      12,000             12,000             8,000
                                                                               -----------         ----------       -----------
       Partners' equity - income tax method                                $    12,321,000        $13,333,000       $14,212,000
                                                                               ===========         ==========       ===========

8.     SUBSEQUENT EVENT

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now provide property and asset management services to the Partnership, maintain its books and records and oversee its operations.


                       FOX STRATEGIC HOUSING INCOME PARTNERS,
                          a California Limited Partnership

                      REAL ESTATE AND ACCUMULATED DEPRECIATION    SCHEDULE III
                                 DECEMBER 31, 1995



COLUMN        COLUMN         COLUMN           COLUMN                   COLUMN               COLUMN    COLUMN    COLUMN    COLUMN
  A             B              C                D                        E                    F         G         H         I

                                          Cost capitalized
                           Initial cost     subsequent          Gross amount at which
                          to Partnership   to acquisition   carried at close of period(1)
                          --------------   --------------   ------------------------------
                                                                                                                          Life
                                                                                                                         on which
                                                                                                                         deprecia-
                                                                                           Accumu-    Date               tion is
                                Buildings                             Buildings              lated     of       Date     computed
                                   and                                   and               Deprecia-  Con-       of      in latest
              Encum-            Improve-   Improve-  Carrying          Improve-    Total     tion    struc-    Acqui-  statement of
Description  brances(4)  Land     ments      ments     Costs   Land     ments       (2)       (3)     tion     sition   operations
-----------  ----------  ----     -----      -----     -----   ----    ------      ----      -----    -----    ------   ----------
                                                      (Amounts in thousands)

PARTNERSHIP:

Wood View
 Apartments
  Atlanta,
  Georgia      $3,713   $1,982  $ 7,365       $413    $  -    $1,981   $ 7,779    $ 9,760    $2,296      5/82     9/87  6 to 30 yrs.

SUBSIDIARY:
Barrington
 Place
 Apartments
   Westlake,
   Ohio         4,075   1,152    10,180        81      (143)   1,138    10,132     11,270     2,887      4/89     7/89  6 to 30 yrs.
              -------  ------   -------      -----    ------  ------   -------    -------    ------
TOTAL         $ 7,788  $3,134   $17,545      $494     $(143)  $3,119   $17,911    $21,030    $5,183
              =======  ======   =======      =====    ======  ======   =======    =======    ======

                              See accompanying notes.


                                                              SCHEDULE III


                    FOX STRATEGIC HOUSING INCOME PARTNERS,
                       a California Limited Partnership

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995



NOTES:

(1) The aggregate cost for Federal income tax purposes is $21,178,000.

(2)  Balance, January 1, 1993                                   $26,935,000
     Improvements capitalized subsequent to acquisition             211,000
                                                                -----------
     Balance, December 31, 1993                                  27,146,000
     Improvements capitalized subsequent to acquisition             177,000
     Cost of property sold                                       (6,305,000)
                                                                -----------
     Balance, December 31, 1994                                  21,018,000
     Improvements capitalized subsequent to acquisition              12,000
                                                                -----------
     Balance, December 31, 1995                                 $21,030,000
                                                                ===========

(3)  Balance, January 1, 1993                                   $ 3,720,000
     Additions charged to expense                                   870,000
                                                                -----------
     Balance, December 31, 1993                                   4,590,000
     Additions charged to expense                                   791,000
     Accumulated depreciation of property sold                     (863,000)
                                                                -----------
     Balance, December 31, 1994                                   4,518,000
     Additions charged to expense                                   665,000
                                                                -----------
     Balance, December 31, 1995                                 $ 5,183,000
                                                                ===========


(4) Amount shown represents the property's approximate share of loans under the zero coupon mortgage (see Note 5 to the Consolidated Financial Statements).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for calendar year ended December 31, 1993, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During calendar year ended 1993 and through April 22, 1994, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Neither the Registrant nor Fox Partners VIII ("Fox VIII"), the general partner of the Registrant, nor FRI, the general partner of Fox VIII, has any officers or directors. NPI Equity Investments II, Inc. ("NPI Equity II"), the Managing General Partner of FRI, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity II is a wholly owned subsidiary of National Property Investors, Inc. ("NPI, Inc.") , which in turn is owned by an affiliate of Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and
retail leasing,  partnership  administration, mortgage banking,   and  real
estate  investment  banking  services  for  various  entities.   Insignia
commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

     As of March 1, 1996, the names and positions held by the officers and directors of NPI Equity II are as follows:


                                               Has served as a
                                               Director and/or
                                               Officer of the Managing
    Name                     Positions Held    General Partner since
    ----                     --------------    ---------------------
    William H. Jarrard, Jr.  President         January 1996
                              and Director

    Ronald Uretta            Vice President    January 1996
                              and Treasurer

    John K. Lines, Esquire   Vice President    January 1996
                              and Secretary

    Kelley M. Buechler       Assistant         January 1996
                              Secretary

     William H. Jarrard, Jr., age 49, has been President of NPI Equity II since January 1996 and Managing Director - Partnership Administration of Insignia since January 1991.

     Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

     John K. Lines,  Esquire,  age 36, has been Vice  President  and
Secretary of NPI Equity II since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

     Kelley M. Buechler, age 38, has been Assistant Secretary of NPI Equity II since January 1996 and Assistant Secretary of Insignia since 1991.

     No family relationships exist among any of the officers or directors of NPI Equity II.

     Each director and officer of the NPI Equity II will hold office until the next annual meeting of stockholders of NPI Equity II and until his successor is elected and qualified.


ITEM 11. EXECUTIVE COMPENSATION

     The Registrant is not required to and did not pay any compensation to the officers or directors of NPI Equity II. NPI Equity II does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions").



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is no person known to the Registrant who owns beneficially or of record more than five percent of the voting securities of the Registrant. Neither the Registrant's general partners nor affiliates of the Registrant's general partners have contributed capital to the Registrant.

     The Registrant is a limited partnership and has no officers or directors. The managing general partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. The partners and officers of the Registrant's general partners and its affiliates, as a group, own less than one percent of the Registrant's voting securities.

     There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In accordance with the partnership agreement, the Registrant may be charged by the general partner and affiliates for services provided to the Registrant. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Registrant. On January 1, 1993, Metric Management, Inc., successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates in 1993. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, the Registrant's general partner assumed responsibility for cash management of the Registrant as of December 23, 1993, and began directly providing cash management and other partnership services on various dates commencing December 23, 1995. Related party expenses for the years ended December 31, 1995, 1994, and 1993 are as follows:

                                        1995        1994        1993
                                        ----        ----        ----

      Property management fees (1)    $141,000    $134,000     $     -
      Partnership management fees       32,000      52,000      53,000
      Reimbursement of expenses:
       Partnership accounting and
         investor service               96,000      94,000           -
       Professional Services            12,000      26,000           -
                                      --------    --------     -------
Total                                 $281,000    $306,000     $53,000
                                      ========    ========     =======

(1) As compensation for NPI-AP's services as property manager of the Registrant's remaining properties, NPI-AP is entitled to receive 5% of the gross annual receipts from all properties it manages for the Registrant.

     In accordance with the partnership agreement, the general partner was allocated its one percent continuing interest in the Registrant's net and taxable income (loss) and two percent of cash distributions. The Registrant's net income and taxable income, including gain on sale of property, is allocated 20% to the general partners until cumulative income allocated is equal to 2.0408% of the total original invested capital. As the Registrant has completed the acquisition phase, a portion of Partnership management fees are subordinated in accordance with the Partnership Agreement pending certain returns to the limited partners. At December 31, 1995, $492,000 of Partnership management fees have been subordinated to an 8% annualized return to the limited partners. As this distribution level has not been achieved, it is not probable that the fees would be paid.


     An affiliate of NPI, Inc. was paid a fee of $4,000 relating to a successful real estate tax appeal on the Registrant's Wood View Apartments during 1995 which has been included under professional services. In addition, approximately $83,000 of insurance premiums were paid to an affiliate of NPI, Inc. under a master insurance policy arranged by such affiliate for the year ended December 31, 1995.




                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) (2)     Financial Statements and Financial Statement Schedules

     See "Item 8" of this Form 10-K for the Consolidated Financial Statements of the Registrant, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in "Item 8" and incorporated herein by reference.)

(a) (3)  Exhibits

2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

3.4. Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated March 24, 1987, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 33-8481).

16. Letter dated April 27, 1994 from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)   Report on Form 8-K:

      None.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FOX STRATEGIC HOUSING INCOME PARTNERS,
                                         a California Limited Partnership

                                         By:  Fox Partners VIII
                                              Its General Partner

                                         By:  Fox Capital Management
                                              Corporation
                                              A General Partner

                                         By:   /s/ William H. Jarrard, Jr
                                                   William H. Jarrard, Jr.
                                                   President and Director

                                                   Date:  March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                    Title                    Date
---------                    -----                    ----

Signature/Name               Title                    Date

/s/ William H. Jarrard, Jr.  President and           March 29, 1996
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta            Principal Financial     March 29, 1996
Ronald Uretta                 Officer and Principal
                              Accounting Officer




                                EXHIBIT INDEX

Exhibit

2.       NPI, Inc. Stock Purchase Agreement (1)

3.4.     Agreement of Limited Partnership (2)

16. Letter dated April 27, 1994, from the Registrant's Former Independent Auditors (3)


_____________________

(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated March 24, 1987, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 33-8481).

(3) Incorporated by reference to the Registrant's Current Report of Form 8-K dated April 22, 1994.