Form 10QSB
period 1996-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1996-05-15
CIK 800080

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........


                         Commission file number 0-16877



                      FOX STRATEGIC HOUSING INCOME PARTNERS
        (Exact name of small business issuer as specified in its charter)



          California                                           94-3016373
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   One Insignia Financial Plaza
   Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)


                    Issuer's telephone number (864) 239-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)                    FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996

 Assets
   Cash and cash equivalents                                           $  1,736
   Investments                                                            2,497
   Receivables and other assets                                             314
   Deferred financing costs, net                                             89
   Investment properties:
      Land                                             $  3,119
      Buildings and related personal property            17,930
                                                         21,049
      Less accumulated depreciation                      (5,332)         15,717

                                                                       $ 20,353

 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Notes payable                                                       $  8,213
   Accrued interest                                                         149
   Accrued expenses and other liabilities                                   292


 Partners' Capital (Deficit)
   General partners                                    $   (211)
   Limited partners (26,111 units outstanding)           11,910          11,699

                                                                       $ 20,353

           See Accompanying Notes to Consolidated Financial Statements

b)                    FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (in thousands, except per assignee unit data)

                                                            Three Months Ended
                                                                 March 31,
                                                            1996            1995
 Revenues:
    Rental                                                $   739         $   703
    Interest                                                   43              32
          Total revenues                                      782             735

 Expenses:
    Operating                                                 349             297
    Interest                                                  228             257
    Depreciation                                              149             185
    General and administrative                                 86              70
          Total expenses                                      812             809

 Net loss                                                 $   (30)        $   (74)

 Net loss allocated to general partner                    $   (30)        $    (1)
 Net loss allocated to limited partners                        --             (73)

 Net loss                                                 $   (30)        $   (74)

 Net loss per limited partnership assignee unit           $    --         $ (2.80)

 Cash distributions per limited
    partnership assignee unit                             $    --         $(15.01)

           See Accompanying Notes to Consolidated Financial Statements

c)                    FOX STRATEGIC HOUSING INCOME PARTNERS

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership     General        Limited         Total
                                   Units        Partners       Partners       Equity
Original capital contributions      26,111       $    --      $  26,111      $  26,111

Partners' capital (deficit)
  at December 31, 1995              26,111       $  (181)     $  11,910      $  11,729

Net loss for the three
  months ended March 31, 1996           --           (30)            --            (30)

Partners' capital (deficit)
  at March 31, 1996                 26,111       $  (211)     $  11,910      $  11,699


           See Accompanying Notes to Consolidated Financial Statements

d)                    FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                      March 31,
                                                                  1996         1995
 Cash flows from operating activities:
   Net loss                                                      $  (30)      $  (74)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
       Depreciation                                                 149          185
       Amortization                                                  10            9
       Interest added to note payable principal                      69           79
       Change in accounts:
          Receivables and other assets                             (137)          44
          Accrued expenses and other liabilities                    136          (34)
          Accrued interest                                          149          168

            Net cash provided by operating activities               346          377

 Cash flows from investing activities
    Property improvements and replacements                          (19)          (5)

            Net cash used in investing activities                   (19)          (5)

 Cash flows from financing activities
    Cash distributions to partners                                   --         (400)

            Net cash used in financing activities                    --         (400)

 Net decrease in cash and cash equivalents                          327          (28)

 Cash and cash equivalents at beginning of period                 1,409        2,246

 Cash and cash equivalents at end of period                      $1,736       $2,218

 Supplemental disclosure of noncash investing and
    financing activities:
       Accrued interest added to note payable
          principal                                              $  425       $  477

           See Accompanying Notes to Consolidated Financial Statements


e)                    FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

Fox Strategic Housing Income Partners (the "Partnership") has no employees and is dependent on NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI, Inc."), and affiliates were charged to expense in 1996 and 1995:


                                                        For the Three Months Ended
                                                                 March 31,
                                                            1996           1995
Property management fees (included in operating
   expenses)                                              $ 37,000       $ 34,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                  46,000         24,000

For the period from January 19, 1996, to March 31, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The general partner received cash distributions of $8,000 during the three months ended March 31, 1995.

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

On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of NPI, Inc. The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI, Inc. for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI, Inc., FCMC and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

Note C - Investments

Securities held-to-maturity and available-for-sale: The Managing General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.
Debt securities are classified as held-to-maturity when the Partnership has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Presently, all of the Partnership's investments are classified as held-to-maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of partner's capital. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Barrington Place Apartments
    Westlake, Ohio                                   96%         97%

 Wood View Apartments
    Atlanta, Georgia                                 95%         96%


The Partnership's net loss for the three months ended March 31, 1996, was approximately $30,000 versus approximately $74,000 net loss for the same period of 1995. The decrease in the net loss is primarily attributable to a decrease in depreciation expense due to approximately $851,000 of fixed assets becoming fully depreciated in 1995. Also contributing to this change is a decrease in interest expense resulting from a lower principal balance due to the principal payment in 1995. Partially offsetting these decreases in net loss was an increase in operating expenses due to an increase in property tax expense. Property tax expense increased due to additional payments which were required when the properties lost their tax appeals. In addition, general and administrative expenses increased due to increased costs in connection with personnel in Greenville and Atlanta during the transition of the Managing General Partner.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of approximately $1,736,000 as compared to approximately $2,218,000 at March 31, 1995. Net cash provided by operating activities decreased primarily as a result of an increase in receivables and other assets. Offsetting this change is an increase in accrued expenses and other liabilities due to the prepayment of rent. The increase in cash used in investing activities is due to an increase in property improvements and replacements. The decrease in cash used in financing activities is the result of the Partnership making distributions in the first quarter of 1995 with no such activity in 1996.

The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. As of March 31, 1996, approximately $4,303,000 in accrued interest has been added to the principal of this note. The Partnership is required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership has generated income in an amount as defined in the note agreement, it will be required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998. In August 1995, the Partnership paid approximately $1,947,000 (which included $970,000 of accrued interest added to principal.) The Partnership anticipates having funds available for the August 1996 payment.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. In addition, distributions may be limited by the debt repayment discussed above. Cash distributions paid in 1995 totalled approximately $799,000 with approximately $400,000 paid in the three months ended March 31, 1995. No cash distributions were paid during the three months ended March 31, 1996. At this time it appears that the initial investment objective of capital growth will not be attained and that limited partners will not receive a return of all of their invested capital.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)       Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)       Reports on Form 8-K:

               A Form 8-K dated January 19, 1996, was filed reporting the change in control of the registrant.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 FOX STRATEGIC HOUSING INCOME PARTNERS
                                 (a California Limited Partnership)

                                 By:   FOX PARTNERS VIII
                                       Its General Partner

                                 By:   FOX CAPITAL MANAGEMENT CORPORATION
                                       A General Partner



                                       /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director



                                       /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date: May 14, 1996