Form 10QSB
period 1996-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1996-08-13
CIK 800080

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
               (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                                       or

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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996

 Assets
   Cash and cash equivalents                                           $  4,515
   Receivables and other assets                                             238
   Deferred financing costs, net                                             85
   Investment properties:
      Land                                             $  3,119
      Buildings and related personal property            18,022
                                                         21,141
      Less accumulated depreciation                      (5,485)         15,656

                                                                       $ 20,494


 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accrued expenses and other liabilities                              $    330
   Accrued interest                                                         373
   Notes payable                                                          8,213

 Partners' Capital (Deficit)
   General partner's                                   $   (228)
   Limited partners' (26,111 units outstanding)          11,806          11,578
                                                                       $ 20,494

           See Accompanying Notes to Consolidated Financial Statements

b)                    FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996           1995           1996          1995
 Revenues:
   Rental income                   $    707     $     698      $   1,421     $     1,384
   Other income                          83           106            151             155
          Total revenues                790           804          1,572           1,539

 Expenses:
   Operating                            447           323            796             620
   Interest                             229           261            457             518
   Depreciation                         152           149            301             334
   General and administrative            83            76            169             146
          Total expenses                911           809          1,723           1,618

 Net loss                          $   (121)     $     (5)     $    (151)     $      (79)

 Net loss allocated to
   general partner                 $    (17)     $     (5)     $     (47)     $      (79)

 Net loss allocated to
   limited partners                    (104)           --           (104)             --
                                   $   (121)     $     (5)     $    (151)     $      (79)
 Net loss per limited
   partnership assignee unit       $  (3.98)     $     --      $   (3.98)     $       --

 Cash distribution per
   limited partnership
   assignee unit                   $     --      $     15      $      --      $       30

           See Accompanying Notes to Consolidated Financial Statements


c)                    FOX STRATEGIC HOUSING INCOME PARTNERS

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership     General        Limited
                                   Units       Partner's      Partners'        Total
Original capital contributions      26,111       $    --      $  26,111      $  26,111

Partners' capital (deficit)
  at December 31, 1995              26,111       $  (181)     $  11,910      $  11,729

Net loss for the six
  months ended June 30, 1996            --           (47)          (104)          (151)

Partners' capital (deficit)
  at June 30, 1996                  26,111       $  (228)     $  11,806      $  11,578

           See Accompanying Notes to Consolidated Financial Statements


d)                    FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Six Months Ended
                                                                       June 30,
                                                                  1996         1995
 Cash flows from operating activities:
   Net loss                                                    $   (151)    $    (79)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                  315          354
     Interest added to note payable principal                        69           79
     Change in accounts:
       Receivables and other assets                                (194)         114
       Accrued interest, accrued expenses and other
          liabilities                                               548          444

            Net cash provided by operating activities               587          912

 Cash flows from investing activities:
    Property improvements and replacements                         (111)         (38)
    Proceeds from cash investments                                2,630        3,004
    Purchase of cash investments                                     --       (2,497)

            Net cash provided by investing activities             2,519          469

 Cash flows from financing activities:
    Cash distributions to partners                                   --         (799)

            Net cash used in financing activities                    --         (799)

 Net increase in cash and cash equivalents                        3,106          582

 Cash and cash equivalents at beginning of period                 1,409        2,246

 Cash and cash equivalents at end of period                    $  4,515     $  2,828

 Supplemental disclosure of noncash investing and
    financing activities:
       Accrued interest added to note payable
          principal                                            $    425     $    398

           See Accompanying Notes to Consolidated Financial Statements


e)                    FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                          For the Six Months Ended
                                                                  June 30,
                                                            1996           1995
Property management fees (included in operating
   expenses)                                              $  73,000      $ 69,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                   96,000        50,000
Partnership management fees (included in general
   and administrative expenses)                                  --        26,000


For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties - continued

For the period ended June 30, 1995, an affiliate of NPI was paid a fee of $4,000 relating to a successful real estate tax appeal on the Partnership's Wood View Apartments. This fee is included in operating expenses.

The general partner received cash distributions of $16,000 during the six months ended June 30, 1995.

Fox Partners VIII, a California general partnership, is the general partner. The general partners of Fox Partners VIII are FCMC, a California corporation, and Fox Realty Investors ("FRI"), a California general partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Barrington Place Apartments
    Westlake, Ohio                                   95%         97%

 Wood View Apartments
    Atlanta, Georgia                                 95%         96%


The Partnership's net loss for the six months ended June 30, 1996, was approximately $151,000 versus approximately $79,000 net loss for the same period of 1995. The net loss for the three months ended June 30, 1996, was approximately $121,000 compared to a net loss of approximately $5,000 for the three months ended June 30, 1995. The increase in net loss is primarily attributable to increases in operating expenses and general and administrative expenses. Operating expenses increased mostly due to increased maintenance expenses at both of the Partnership's properties. During the second quarter of 1996, Wood View began a property improvement project which includes repainting the entire property and making any necessary repairs to the buildings. All repairs are expected to be completed by the end of the third quarter. The increase in general and administrative expenses is related to increased expense reimbursements related to the transition of the partnership administration offices in 1996. Partially offsetting these expense increases was a decrease in interest expense as a result of a principal payment made in August 1995.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At June 30, 1996, the Partnership had unrestricted cash of approximately $4,515,000 as compared to approximately $2,828,000 at June 30, 1995. Net cash provided by operating activities decreased primarily as a result of the timing of property tax payments and increases in escrow funding. The increase in cash provided by investing activities is the result of proceeds from maturing cash investments in 1996. This increase is only partially offset by an increase in property improvements and replacements. The decrease in cash used in financing activities is the result of the Partnership making distributions in the first six months of 1995 compared to no distributions being made in 1996.

The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. As of June 30, 1996, approximately $4,303,000 in accrued interest has been added to the principal of this note. The Partnership is required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership has generated income in an amount as defined in the note agreement, it will be required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998. In August 1995, the Partnership paid approximately $1,947,000 (which included $970,000 of accrued interest added to principal). In August 1996, the Partnership paid $782,000, which is 20 percent of the then outstanding original principal balance (no additional payment of accrued interest was required).

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness and accrued interest mature August 1, 1998, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. In addition, distributions may be limited by the debt repayments discussed above. Cash distributions paid in 1995 totalled approximately $799,000. No cash distributions were paid during the six months ended June 30, 1996. Cash distributions are anticipated to remain suspended as a result of the pending debt maturity, which is discussed above. At this time it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital.

                        PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K: None filed during the quarter ended June 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 FOX STRATEGIC HOUSING INCOME PARTNERS


                                 By:   FOX PARTNERS VIII
                                       Its General Partner

                                 By:   FOX CAPITAL MANAGEMENT CORPORATION
                                       Its Managing General Partner

                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director

                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date: August 13, 1996