Form 10QSB
period 1996-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1996-11-05
CIK 800080

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


              For the quarterly period ended September 30, 1996

                                      or

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

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                 September 30, 1996


Assets
  Cash and cash equivalents                                         $   3,970
  Receivables and other assets                                            284
  Deferred financing costs, net                                            74
  Investment properties:
     Land                                          $    3,119
     Buildings and related personal property           18,055
                                                       21,174
     Less accumulated depreciation                     (5,637)         15,537
                                                                    $  19,865

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accrued expenses and other liabilities                            $     340
  Accrued interest                                                        143
  Notes payable                                                         7,878

Partners' Capital (Deficit)
  General partner's                                $     (228)
  Limited partners' (26,111 units outstanding)         11,732          11,504
                                                                    $  19,865


            See Accompanying Notes to Consolidated Financial Statements


b)                      FOX STRATEGIC HOUSING INCOME PARTNERS

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    1996         1995         1996        1995
Revenues:
  Rental income                  $     742    $     696    $   2,163   $    2,080
  Other income                          91           89          242          244
      Total revenues                   833          785        2,405        2,324
Expenses:
  Operating                            443          359        1,239          979
  Interest                             228          253          685          771
  Depreciation                         152          162          453          496
  General and administrative            84           76          253          222
      Total expenses                   907          850        2,630        2,468

Net loss                         $     (74)    $    (65)   $    (225)   $    (144)

Net loss allocated to
  general partner                $      --     $    (65)   $     (47)   $    (144)

Net loss allocated to
  limited partners                     (74)          --         (178)          --
                                 $     (74)    $    (65)   $    (225)  $     (144)
Net loss per limited
  partnership assignee unit      $   (2.84)    $     --    $   (6.82)  $       --

Cash distribution per
  limited partnership
  assignee unit                  $      --     $     --    $      --   $       30

          See Accompanying Notes to Consolidated Financial Statements

c)                      FOX STRATEGIC HOUSING INCOME PARTNERS

           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited
                                 Partnership    General      Limited
                                     Units     Partner's    Partners'       Total
Original capital contributions    26,111       $     --    $  26,111    $   26,111

Partners' capital (deficit)
 at December 31, 1995             26,111       $   (181)   $  11,910    $   11,729

Net loss for the nine months
 ended September 30, 1996             --            (47)        (178)         (225)

Partners' capital (deficit)
 at September 30, 1996            26,111       $   (228)   $  11,732     $  11,504

             See Accompanying Notes to Consolidated Financial Statements

d)                      FOX STRATEGIC HOUSING INCOME PARTNERS

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                              Nine Months Ended
                                                                 September 30,
                                                               1996         1995
Cash flows from operating activities:
 Net loss                                                   $   (225)    $   (144)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                                  478          525
  Interest added to note payable principal                       517          582
  Change in accounts:
    Receivables and other assets                                (240)          13
    Accrued interest, accrued expenses and other
       liabilities                                               327          176

         Net cash provided by operating activities               857        1,152

Cash flows from investing activities:
    Property improvements and replacements                      (144)         (35)
    Proceeds from cash investments                             2,630        3,004
    Purchase of cash investments                                  --       (2,497)

         Net cash provided by investing activities             2,486          472

Cash flows from financing activities:
    Repayment of note payable principal                         (782)      (1,946)
    Cash distributions to partners                                --         (799)

         Net cash used in financing activities                  (782)      (2,745)

Net increase (decrease) in cash and cash equivalents           2,561       (1,121)

Cash and cash equivalents at beginning of period               1,409        2,246

Cash and cash equivalents at end of period                  $  3,970     $  1,125

Supplemental disclosure of noncash investing and
  financing activities:
     Accrued interest added to note payable
       principal                                            $    872     $    978

             See Accompanying Notes to Consolidated Financial Statements

e)                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

Fox Partners VIII, a California general partnership, is the general partner. The general partners of Fox Partners VIII are FCMC and Fox Realty Investors ("FRI"), a California general partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES - (continued)

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                      For the Nine Months Ended
                                                            September 30,
                                                           1996         1995
Property management fees (included in operating
  expenses)                                             $ 112,000   $ 104,000
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                               138,000      72,000
Partnership management fees (included in general
  and administrative expenses)                                 --      26,000


For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

For the period ended September 30, 1995, an affiliate of NPI was paid a fee of $4,000 relating to a successful real estate tax appeal on the Partnership's Wood View Apartments. This fee is included in operating expenses.

The general partner received cash distributions of $16,000 during the nine months ended September 30, 1995.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                        Average
                                                       Occupancy
Property                                          1996         1995
Barrington Place Apartments
  Westlake, Ohio                                   96%         98%

Wood View Apartments
  Atlanta, Georgia                                 95%         97%

The Partnership's net loss for the nine months ended September 30, 1996, was approximately $225,000 versus a net loss of approximately $144,000 for the same period of 1995. The net loss for the three months ended September 30, 1996, was approximately $74,000 compared to a net loss of approximately $65,000 for the three months ended September 30, 1995. The increase in net loss is primarily attributable to increases in operating expenses and general and administrative expenses. Operating expenses increased mostly due to increased maintenance expense and tax expense at the properties. The increase in maintenance expense is primarily the result of exterior painting and wood repairs to all of the buildings at Wood View during the second and third quarters of 1996. Tax expense increased at both properties in 1996 due to tax rate increases, which are currently under appeal. The increase in general and administrative expenses is due to increased expense reimbursements. As noted in "Item 1, Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased during the three and nine month periods ended September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the three and nine month periods ended September 30, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. Partially offsetting these expense increases was a decrease in interest expense as a result of principal payments made in August 1995 and 1996.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At September 30, 1996, the Partnership had unrestricted cash of approximately $3,970,000 as compared to approximately $1,125,000 at September 30, 1995. Net cash provided by operating activities decreased primarily due to the increase in expenses as discussed above, and increases in escrow funding. The increase in cash provided by investing activities is the result of proceeds from a maturing investment in 1996. This increase is partially offset by an increase in property improvements and replacements. The decrease in cash used in financing activities is partially due to the reduction in the payment of the notes payable in 1996 compared to 1995. Also contributing to the decrease are cash distributions of $799,000 made during the first nine months of 1995 compared to no distributions being made in 1996.

The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. As of September 30, 1996, approximately $4,750,000 in accrued interest has been added to the principal of this note. The Partnership is required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership has generated income in an amount as defined in the note agreement, it will be required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998. In August 1995, the Partnership paid approximately $1,947,000 (which included $970,000 of accrued interest added to principal). In August 1996, the Partnership paid $782,000, which is 20 percent of the then outstanding original principal balance (no additional payment of accrued interest was required).

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness and accrued interest mature August 1, 1998, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. In addition, distributions may be limited by the debt repayments discussed above. Cash distributions paid in 1995 totaled approximately $799,000, which represents a partial return of capital.
No cash distributions were paid during the nine months ended September 30, 1996. Cash distributions are expected to remain suspended as a result of the pending debt maturity which is discussed above.


                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.


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


                           Date: November 5, 1996