Form 10KSB
period 1996-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1997-03-19
CIK 800080

FORM 10-KSB.-ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                     For the transition period from         to

                         Commission file number 0-16877

                       FOX STRATEGIC HOUSING INCOME PARTNERS
                   (Name of small business issuer in its charter)

     California                                        94-3016373
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

     One Insignia Financial Plaza,
           P.O. Box 1089
      Greenville, South Carolina                         29602
(Address of principal executive offices)               (Zip code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $3,198,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the Managing General Partner's belief that such trading would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") is a publicly-held limited partnership organized in June 1984, under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners VIII, a California general partnership, is the general partner of the Partnership. The Partnership's Managing General Partner is Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation. FCMC and Fox Realty Investors ("FRI") are the general partners of Fox Partners VIII.

The Partnership, through its public offering of Limited Partnership Units, sold 26,111 units aggregating $26,111,000. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership currently owns two apartment complexes. The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner, provides property management services to each of the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Change in Control

On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity") became the managing partner of FRI and assumed operational control over FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interests in the Partnership and such other investment partnerships, but ceased to be responsible for the operation and management of the Partnership and such other partnerships.

On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

On October 12, 1994, Apollo acquired one-third of the stock of NPI. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of NPI Equity. In addition, the approval of certain major actions on behalf of the Partnership required the affirmative vote of at least five directors of NPI Equity.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i)control of NPI Equity and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                           Date of
Property                   Purchase Type of Ownership             Use

Barrington Place Apartments 7/89    Fee ownership, subject   Residential rental
 Westlake, Ohio                     to a first mortgage      164 units

Wood View Apartments        9/87    Fee ownership, subject   Residential rental
   Atlanta, Georgia                 to a first mortgage      180 units


SCHEDULE OF PROPERTIES (IN THOUSANDS):

                        Gross
                      Carrying    Accumulated                         Federal
      Property          Value     Depreciation     Rate     Method   Tax Basis

Barrington Place    $   11,359     $  3,215     5-30 yrs.     S/L   $   8,078

Wood View Apartments     9,842        2,575     5-30 yrs.     S/L       7,071

  Total             $   21,201     $  5,790                         $  15,149

See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES (IN THOUSANDS):

                   Principal                                    Principal
                   Balance At                                    Balance
                  December 31, Interest   Period   Maturity       Due At
Property              1996       Rate   Amortized    Date        Maturity

Barrington Place   $   4,110    10.9%      (a)      8/1/98     $   4,510

Woodview               3,781    10.9%      (a)      8/1/98         4,203
  Total            $   7,891


(a) Each property is cross-collateralized by a first mortgage which secures the entire amount of the loan. The mortgage is a zero coupon mortgage with payments due on the then outstanding original principal amount of the loan as follows: 30 percent in August 1997, with the remaining principal balance plus all accrued and unpaid interest due in August 1998.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                             Average Annual          Average Annual
                              Rental Rates             Occupancy
       Property             1996          1995        1996     1995

Barrington Place       $ 9,104/unit  $ 8,729/unit     96%      98%

Wood View                8,673/unit    8,090/unit     94%      97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that both of the properties are adequately insured. No individual tenant leases 10% or more of the available rental space of the respective properties.

Real estate taxes (in thousands) and rates in 1996 for each property were:

                                       1996             1996
                                      Billing           Rate

Barrington Place                   $   161              5.42%
Wood View                              108              3.27%


ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                   PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S  EQUITY AND RELATED PARTNER
         MATTERS

The Partnership, a publicly-held limited partnership, sold 26,111 Limited Partnership Units aggregating $26,111,000. As of January 1, 1997, the Partnership had 26,111 units outstanding and 1,640 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

The Partnership distributed cash from operations of approximately $799,000 during the year ended December 31, 1995. Of this amount approximately $783,000
($29.99 per unit) was distributed to the limited partners.   No distributions
were made or declared in 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. Cash distributions are expected to remain suspended as a result of the pending debt maturity in August 1998, as discussed in "Item 6. Capital Resources and Liquidity."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1996, was approximately $281,000 versus a net loss of approximately $152,000 for the year ended December 31, 1995. Overall, the Partnership experienced an increase in revenues which was more than offset by an increase in expenses in 1996 as compared to 1995. The increase in net loss is primarily attributable to increases in operating expenses and general and administrative expenses. Operating expenses increased mostly due to increased maintenance expense and tax expense at the properties. The increase in maintenance expense is primarily the result of exterior painting and wood repairs to all of the buildings at Wood View during 1996. Tax expense increased at both properties in 1996 due to tax rate increases, which are currently under appeal. The increase in general and administrative expenses is due to increased professional fees and expense reimbursements. As noted in "Item 7, Note D - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased during the year ended December 31, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during 1996 is directly attributable to the combined efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. Partially offsetting the increase in operating and general administrative expenses, was a decrease in interest and depreciation expenses. Interest expense decreased as a result of principal payments made in August 1995 and August 1996 on the loans encumbering the Partnership's properties. Depreciation expense decreased due to certain fixed assets at Barrington Place becoming fully depreciated in 1995. Despite a slight drop in occupancy rates at the Partnership's properties for the year ended December 31, 1996, rental income increased as a result of an increase in rental rates at both properties in 1996.

Included in operating expenses is approximately $213,000 of major repairs and maintenance comprised of exterior painting, exterior building repairs, and swimming pool repairs for the year ended December 31, 1996.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from the burden of increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 1996, the Partnership had cash and cash equivalents of approximately $4,315,000 as compared to approximately $1,409,000 at December 31, 1995. Net cash provided by operating activities decreased primarily due to the increase in expenses as discussed above. The increase in cash provided by investing activities is the result of proceeds from a maturing investment in 1996. This increase is partially offset by an increase in property improvements and replacements. The decrease in cash used in financing activities is partially due to the reduction in the payment of the notes payable in 1996 compared to 1995. Also contributing to the decrease are cash distributions of approximately $799,000 made during 1995 compared to no distributions made in 1996.

The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. As of December 31, 1996, approximately $4,763,000 in accrued interest has been added to the principal of this note. The Partnership is or was required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership has generated income in an amount as defined in the note agreement, it will be required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998. In August 1995, the Partnership paid approximately $1,947,000 (which included $970,000 of accrued interest added to principal). In August 1996, the Partnership paid $782,000, which is 20 percent of the then outstanding original principal balance (no additional payment of accrued interest was required). In August 1997, the Partnership will have to pay approximately $938,000 of principal.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness and accrued interest mature August 1, 1998, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. In addition, distributions may be limited by the debt repayments discussed above. Cash distributions paid in 1995 totaled approximately $799,000, which represents a partial return of capital. No cash distributions were paid during the year ended December 31, 1996. Cash distributions are expected to remain suspended as a result of the pending debt maturity which is discussed above.

ITEM 7.   FINANCIAL STATEMENTS


FOX STRATEGIC HOUSING INCOME PARTNERS


LIST OF FINANCIAL STATEMENTS


   Report of Independent Auditors'

   Consolidated Balance Sheet - December 31, 1996

   Consolidated Statements of Operations - Years ended December 31, 1996 and
     1995

   Consolidated Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

   Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
     1995

   Notes to Consolidated Financial Statements


                         Independent Auditors' Report



To the Partners
Fox Strategic Housing Income Partners
a California Limited Partnership
Greenville, South Carolina

We have audited the accompanying consolidated balance sheet of Fox Strategic Housing Income Partners, a California Limited Partnership (the "Partnership"), and its subsidiary, as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Strategic Housing Income Partners, a California Limited Partnership, and its subsidiary, as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                  /S/ IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountant


New York, NY
February 3, 1997

                     FOX STRATEGIC HOUSING INCOME PARTNERS

                             CONSOLIDATED BALANCE SHEET

                               December 31, 1996
                          (in thousands, except unit data)


Assets
  Cash and cash equivalents                                        $   4,315
  Receivables and other assets                                           209
  Deferred financing costs, net                                           64
  Investment properties:
     Land                                          $    3,119
     Buildings and related personal property           18,082
                                                       21,201
     Less accumulated depreciation                     (5,790)        15,411
                                                                   $  19,999

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accrued expenses and other liabilities                           $     302
  Accrued interest                                                       358
  Notes payable                                                        7,891

Partners' Capital (Deficit)
  General partner's                                $     (228)
  Limited partners' (26,111 units outstanding)         11,676         11,448
                                                                   $  19,999


            See Accompanying Notes to Consolidated Financial Statements

                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                           Years Ended December 31,
                                                            1996           1995
Revenues:
   Rental income                                         $    2,875     $     2,808
   Other income                                                 323             329
       Total revenues                                         3,198           3,137

Expenses:
   Operating                                                  1,634           1,372
   Interest                                                     922             977
   Depreciation                                                 607             665
   General and administrative                                   316             275
       Total expenses                                         3,479           3,289

       Net loss                                          $     (281)    $      (152)

Net loss allocated to general partner                    $      (47)    $      (152)

Net loss allocated to limited partners                         (234)             --

                                                         $     (281)    $      (152)

Net loss per limited partnership assignee unit           $    (8.96)    $       (--)

Cash distribution per limited partnership assignee unit  $       --     $     29.99

          See Accompanying Notes to Consolidated Financial Statements


                          FOX STRATEGIC HOUSING INCOME PARTNERS

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                  Limited
                                Partnership   General    Limited
                                   Units     Partner's  Partners'     Total

Original capital contributions    26,111   $     --     $ 26,111    $ 26,111

Partners' (deficit) capital at
   December 31, 1994              26,111   $    (13)    $ 12,693    $ 12,680

Distributions to partners             --        (16)        (783)       (799)

Net loss for the year
   ended December 31, 1995            --       (152)          --        (152)

Partners' (deficit) capital
   at December 31, 1995           26,111       (181)      11,910      11,729

Net loss for the year ended
   December 31, 1996                  --        (47)        (234)       (281)

Partners' (deficit) capital
   at December 31, 1996           26,111   $   (228)   $  11,676    $ 11,448


              See Accompanying Notes to Consolidated Financial Statements

                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,
                                                          1996         1995
Cash flows from operating activities:
 Net loss                                            $      (281) $     (152)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                              642         704
  Interest added to note payable principal                   530         580
  Change in accounts:
    Receivables and other assets                            (166)         19
    Accrued interest, accrued expenses and other
       liabilities                                           504         262

         Net cash provided by operating activities         1,229       1,413

Cash flows from investing activities:
    Property improvements and replacements                  (171)        (12)
    Proceeds from cash investments                         2,630       3,004
    Purchase of cash investments                              --      (2,497)

         Net cash provided by investing activities         2,459         495

Cash flows from financing activities:
    Repayment of note payable principal                     (782)     (1,946)
    Cash distributions to partners                            --        (799)

         Net cash used in financing activities              (782)     (2,745)

Net increase (decrease) in cash and cash equivalents       2,906        (837)

Cash and cash equivalents at beginning of period           1,409       2,246

Cash and cash equivalents at end of period           $     4,315  $    1,409

Supplemental disclosure of noncash investing and
  financing activities:
     Beginning accrued interest added to note
       payable principal                             $       355  $      398

           See Accompanying Notes to Consolidated Financial Statements


                     FOX STRATEGIC HOUSING INCOME PARTNERS

                   Notes to Consolidated Financial Statements

                               December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Fox Strategic Housing Income Partners (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, manage and ultimately sell income-producing properties. The Partnership currently owns two apartment buildings located in Atlanta, Georgia, and Westlake, Ohio. Fox Partners VIII, a California general partnership, is the general partner. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Partnership was organized in 1984 and commenced operations in 1987. The capital contributions of $26,111,000 ($1,000 per assignee unit) were made by the limited partners including one limited partnership assignee unit purchased by an affiliate of FCMC.

Consolidation:

The consolidated financial statements include the statements of the Partnership and a wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Allocations to Partners:

Net income, net loss, and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

Income Tax:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 30 years for buildings and improvements and five to seven years for furnishings.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Deferred Financing Costs:

Financing costs relating to the zero coupon mortgage are deferred and amortized, as interest expense, over the ten year life of the mortgage. At December 31, 1996, accumulated amortization of deferred financing costs totaled $299,000.

Fair Value of Financial Instruments:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The debt, with a carrying balance of $7,891,000 has been calculated to have a fair value of approximately $8,659,000 after discounting the scheduled loan payments to maturity. Due to significant prepayment penalties associated with the debt the Partnership would be unable to refinance this obligation to obtain such calculated debt amount.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted "SFAS No. 121, Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B -  MORTGAGE NOTE PAYABLE

The principal terms of the mortgage note payable are as follows (in thousands):


                            Principal                           Principal
                            Balance At                           Balance
                           December 31,   Interest   Maturity     Due At
        Property               1996         Rate       Date      Maturity

Barrington Place           $  4,110         10.9%     8/1/98    $  4,510

Wood View                     3,781         10.9%     8/1/98       4,203
  Total                    $  7,891


The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. As of December 31 1996, approximately $4,763,000 in accrued interest has been added to the principal of this note. The Partnership is required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership has generated income in an amount as defined in the note agreement, it will be required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998. In August 1995, the Partnership paid approximately $1,947,000 (which included $970,000 of accrued interest added to principal). In August 1996, the Partnership paid $782,000, which is 20 percent of the then outstanding original principal balance (no additional payment of accrued interest was required).

Amortization of deferred financing costs totaled approximately $35,000 and $39,000 for the years ended December 31, 1996 and 1995, respectively.

NOTE C - INCOME TAXES

The Partnership files its tax return on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of the net loss per the consolidated financial statements to the net taxable income
(loss) to partners is as follows (in thousands, except unit date):


                                      1996           1995

Net loss as reported             $      (281)   $      (152)
Add (deduct):
  Depreciation differences               (89)           (61)

Other                                      7             --

Federal taxable loss             $      (363)   $      (213)

Federal taxable loss
  per limited partnership unit   $       (14)   $        (8)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

       Net assets as reported                   $   11,448
        Organization expenses                           11
        Capital account adjustment                   1,030
        Payments credited to rental property           143
        Depreciation                                  (410)
        Gain on sale of property                      (271)
        Other taxes expenses                           (12)
        Other                                           20

       Net assets - Federal tax basis           $   11,959


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1996 and 1995:


                                                           1996          1995
Property management fees (included in operating
  expenses)                                              $  150,000   $ 141,000
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                                 161,000      96,000
Partnership management fees (included in general
  and administrative expenses)                                   --      32,000

For the period of January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the fiscal year ended December 31, 1995, are insurance premiums of approximately $83,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

For the period ended December 31, 1995, an affiliate of NPI was paid a fee of $12,000 relating to the successful real estate tax appeals on the Partnership's properties. This fee is included in operating expenses.

In accordance with the partnership agreement, the Partnership's net income and taxable income in 1994, including gain on sale of property, was allocated 20% to the general partner (until cumulative income allocated is equal to 2.0408% of the total original limited partner invested capital). For 1995 and 1996, the Partnership's net loss is allocated 100% to the general partner until the cumulative loss allocated equals cumulative income allocated to the general partner subsequent to December 31, 1991. This level was reached in 1996, thereafter, the net loss is allocated 100% to the limited partners until their capital accounts are zero. In addition, two percent of cash distributions are allocated to the general partner.

As the Partnership had completed the acquisition phase, the accrual of a portion of partnership management fees are subordinate in accordance with the partnership agreement pending certain returns to the limited partners. At December 31, 1996, $492,000 of Partnership management fees have been subordinated to an 8% annualized return to the limited partners. It is unlikely that these fees will ever be due. Accordingly, the subordinated management fee has not been recorded as a liability. Upon sale of all properties and termination of the Partnership the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)

                                         Initial Cost
                                        To Partnership

                                                Buildings        Cost
                                               and Related    Capitalized
                                                Personal    Subsequent to
     Description       Encumbrances     Land    Property     Acquisition

Barrington Place      $   4,110     $  1,152  $   10,180       $   27
Wood View                 3,781        1,982       7,365          495
  Totals              $   7,891     $  3,134  $   17,545       $  522

                               Gross Amount At Which Carried
                                   At December 31, 1996
                           Buildings
                          And Related
                            Personal              Accumulated       Year Of        Date    Depreciable
Description         Land    Property     Total    Depreciation    Construction   Acquired  Life-Years
Barrington Place   $1,138   $ 10,221    $11,359     $ 3,215           1989        07/89       5-30

Wood View           1,981      7,861      9,842       2,575           1982        09/87       5-30
  Totals           $3,119   $ 18,082    $21,201     $ 5,790


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                           Years Ended December 31,
                                             1996            1995

Balance at beginning of year             $ 21,030         $ 21,018
  Property improvements                       171               12

Balance at end of year                   $ 21,201         $ 21,030

                                           Years Ended December 31,
                                             1996            1995

Accumulated Depreciation

Balance at beginning of year              $ 5,183          $ 4,518
  Additions charged to expense                607              665

Balance at end of year                    $ 5,790          $ 5,183

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $21,350,000 and $21,178,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $6,202,000 and $5,505,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

  There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") are set forth below. There are no family relationships between or among any officers or directors.

  Name                           Age               Position


  William H. Jarrard, Jr.        50                President and Director

  Ron Uretta                     40                Vice President and Treasurer

  John K. Lines                  37                Vice President and Secretary

  Kelley M. Buechler             39                Assistant Secretary

William H. Jarrard, Jr. has been President and Director of FCMC since June 1996 and Managing Director-Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since January 1991. Mr. Jarrard served as Managing Director-Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of FCMC since June 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has served as Insignia's Chief Operating Officer. He also served as Insignia's Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

John K. Lines has been Vice President and Secretary of FCMC since June 1996, Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of FCMC since June 1996 and Assistant Secretary of Insignia since 1991.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12" below.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting securities of the Partnership. Neither the Partnership's general partners nor affiliates of the Partnership's general partners have contributed capital to the Partnership.

The Partnership is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. The partners and officers of the Partnership's general partners and its affiliates, as a group, own less than one percent of the Partnership's voting securities.

There are no arrangements known to the Managing General Partner, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of FCMC.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1996 and 1995:

                                                          1996         1995
Property management fees (included in operating
  expenses)                                            $  150,000   $ 141,000
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                               161,000      96,000
Partnership management fees (included in general
  and administrative expenses)                                 --      32,000

For the period of January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the fiscal year ended December 31, 1995, are insurance premiums of approximately $83,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

For the period ended December 31, 1995, an affiliate of NPI was paid a fee of $12,000 relating to the successful real estate tax appeals on the Partnership's properties. This fee is included in operating expenses.

In accordance with the partnership agreement, the Partnership's net income and taxable income in 1994, including gain on sale of property, was allocated 20% to the general partner (until cumulative income allocated is equal to 2.0408% of the total original limited partner invested capital). For 1995 and 1996, the Partnership's net loss is allocated 100% to the general partner until the cumulative loss allocated equals cumulative income allocated to the general partner subsequent to December 31, 1991. This level was reached in 1996, thereafter, the net loss is allocated 100% to the limited partners until their capital accounts are zero. In addition, two percent of cash distributions are allocated to the general partner.

As the Partnership had completed the acquisition phase, the accrual of a portion of partnership management fees are subordinate in accordance with the partnership agreement pending certain returns to the limited partners. At December 31, 1996, $492,000 of Partnership management fees have been subordinated to an 8% annualized return to the limited partners. It is unlikely that these fees will ever be due. Accordingly, the subordinated management fee has not been recorded as a liability. Upon sale of all properties and termination of the Partnership the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits: See Exhibit Index contained herein.

(b)   Reports on Form 8-K filed during the fourth quarter of 1996: None.


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

                           Date: March 19, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William H. Jarrard, Jr.      President and Director        March 19, 1997
William H. Jarrard, Jr.

/s/Ronald Uretta                 Vice President and Treasurer  March  19, 1997
Ronald Uretta



                               EXHIBIT INDEX

   Exhibit Number

         2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

        3.4. Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated March 24, 1987, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 33-8481).