Form 10QSB
period 1997-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1997-05-06
CIK 800080

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


                For the quarterly period ended March 31, 1997

                                      or

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

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                   March 31, 1997


Assets
  Cash and cash equivalents                                             $  4,686
  Receivables and deposits                                                   181
  Other assets                                                                61
  Investment properties:
       Land                                            $   3,119
       Buildings and related personal property            18,116
                                                          21,235
       Less accumulated depreciation                      (5,945)         15,290
                                                                        $ 20,218


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                      $     25
  Tenant security deposits                                                    64
  Accrued taxes                                                              152
  Accrued interest                                                           151
  Other liabilities                                                           41
  Mortgage notes payable                                                   8,321

Partners' Capital (Deficit):
  Limited partners' (26,111 units outstanding)        $  11,689
  General partner's                                        (225)          11,464
                                                                        $ 20,218

          See Accompanying Notes to Consolidated Financial Statements


b)                      FOX STRATEGIC HOUSING INCOME PARTNERS

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)



                                                   Three Months Ended
                                                        March 31,
                                                     1997          1996

Revenues:
  Rental income                                  $    735       $    715
  Other income                                         79             67
       Total revenues                                 814            782

Expenses:
  Operating                                           352            349
  Interest                                            233            228
  Depreciation                                        154            149
  General and administrative                           59             86
       Total expenses                                 798            812

  Net income (loss)                              $     16       $    (30)

Net income (loss) allocated to general
   partner                                       $      3       $    (30)
Net income (loss) allocated to limited
   partners                                            13             --
                                                 $     16       $    (30)

Net income (loss) per limited
  partnership unit                               $    .50       $     --

          See Accompanying Notes to Consolidated Financial Statements

c)                      FOX STRATEGIC HOUSING INCOME PARTNERS

           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Limited
                                   Partnership     General      Limited
                                       Units      Partner's     Partners'       Total
Original capital contributions       26,111       $     --    $  26,111     $  26,111

Partners' (deficit) capital at
   December 31, 1996                 26,111       $   (228)   $  11,676     $  11,448

Net income for the three months
   ended March 31, 1997                  --              3           13            16

Partners' (deficit) capital at
   March 31, 1997                    26,111       $   (225)   $  11,689     $  11,464

          See Accompanying Notes to Consolidated Financial Statements

d)                      FOX STRATEGIC HOUSING INCOME PARTNERS

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                            1997            1996
Cash flows from operating activities:
  Net income (loss)                                    $      16         $    (30)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation                                              154              149
   Amortization of loan costs                                 10               10
   Interest added to note payable principal                   72               69
   Change in accounts:
    Receivables and deposits                                  25             (139)
    Other assets                                              (3)               2
    Accounts payable                                          (4)              25
    Tenant security deposit liabilities                       (4)              (4)
    Accrued taxes                                             (8)              69
    Accrued interest payable                                 151              149
    Other liabilities                                         (4)              46

      Net cash provided by operating activities              405              346

Cash flows from investing activities:
    Property improvements and replacements                   (34)             (19)

      Net cash used in investing activities                  (34)             (19)

Cash flows from financing activities:                         --               --

Net increase in cash and cash equivalents                    371              327

Cash and cash equivalents at beginning of period           4,315            1,409

Cash and cash equivalents at end of period             $   4,686         $  1,736

Supplemental information of non cash investing and
  financing activities:
   Beginning accrued interest added to note
     payable principal                                 $     358         $    356

          See Accompanying Notes to Consolidated Financial Statements

                     FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the three month periods ended March 31, 1997 and 1996 (in thousands):

                                                     For the Three Months Ended
                                                                March 31
                                                            1997           1996
Property management fees (included in operating
  expenses)                                                $ 38            $ 37
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                                  26              46

For the period from January 19, 1996, to March 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:


                                                        Average
                                                       Occupancy
Property                                          1997         1996
Barrington Place Apartments
  Westlake, Ohio                                   96%         96%

Wood View Apartments
  Atlanta, Georgia                                 92%         95%

The Partnership's net income for the three months ended March 31, 1997, was approximately $16,000 versus a net loss of approximately $30,000 for the corresponding period of 1996. The increase in net income is primarily attributable to an increase in rental income and a decrease in general and administrative expenses. The rental income increase primarily relates to increased rental rates at both properties, which more than offset the reduction in an average occupancy at Wood View Apartments. The decrease in general and administrative expenses is due to a decrease in expense reimbursement paid to affiliates of the Managing General Partner. The decrease is directly related to the costs incurred in connection with the transition and relocation of the administration offices during the first quarter of 1996. Operating, interest, and depreciation expense remained consistent from the first quarter of 1996 to the first quarter of 1997. There were no major repairs and maintenance included in operating expenses during the three month periods ended March 31, 1997 and 1996.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $4,686,000 as compared to approximately $1,736,000 at March 31, 1996. Net cash provided by operating activities increased primarily due to the increase in rental income and the decrease of general and administrative expenses as discussed above. The decrease in cash provided by investing activities is the result of an increase in property improvements and replacements.

The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. As of March 31, 1997, approximately $5,193,000 in accrued interest has been added to the principal of this note. The Partnership is or was required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership has generated income in an amount as defined in the note agreement, it will be required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998. In August 1995, the Partnership paid approximately $1,947,000 (which included $970,000 of accrued interest added to principal). In August 1996, the Partnership paid $782,000, which was 20 percent of the then outstanding original principal balance (no additional payment of accrued interest was required). In August 1997, the Partnership will have to pay approximately $938,000 of principal.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness and accrued interest mature August 1, 1998, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. In addition, distributions may be limited by the debt repayments discussed above. No cash distributions were paid during 1996 or during the three months ended March 31, 1997. Cash distributions are expected to remain suspended as a result of the pending debt maturity which is discussed above.


                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended March 31, 1997.


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



                           FOX STRATEGIC HOUSING INCOME PARTNERS


                           By:   FOX PARTNERS VIII
                                 Its General Partner

                           By:   FOX CAPITAL MANAGEMENT CORPORATION
                                 Its Managing General Partner


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                           Date: May 6, 1997