Form 10QSB
period 1997-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1997-08-07
CIK 800080

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       Quarterly or Transitional Report


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

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


                               (864) 239-1000
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                     FOX STRATEGIC HOUSING INCOME PARTNERS

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                   June 30, 1997




Assets
  Cash and cash equivalents                                         $ 5,090
  Receivables and deposits                                              220
  Other assets                                                           53
  Investment properties:
     Land                                            $ 3,119
     Buildings and related personal property          18,176
                                                      21,295
     Less accumulated depreciation                    (6,101)        15,194
                                                                    $20,557

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                  $    18
  Tenant security deposits                                               65
  Accrued taxes                                                         223
  Accrued interest                                                      378
  Other liabilities                                                      45
  Mortgage notes payable                                              8,321

Partners' Capital (Deficit):
  General partner's                                  $  (216)
  Limited partners' (26,111 units outstanding)        11,723         11,507
                                                                    $20,557

          See Accompanying Notes to Consolidated Financial Statements

b)                      FOX STRATEGIC HOUSING INCOME PARTNERS

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Three Months Ended            Six Months Ended
                                         June 30,                     June 30,
                                    1997          1996            1997          1996
Revenues:
  Rental income                   $   737       $  707         $ 1,472       $ 1,421
  Other income                         96           83             175           151
    Total revenues                    833          790           1,647         1,572

Expenses:
  Operating                           352          447             704           796
  Interest                            237          229             470           457
  Depreciation                        157          152             311           301
  General and administrative           44           83             103           169
    Total expenses                    790          911           1,588         1,723

 Net income (loss)                $    43       $ (121)        $    59       $  (151)

Net income (loss) allocated
  to general partner              $     9       $  (17)        $    12       $   (47)

Net income (loss) allocated
  to limited partners                  34         (104)             47          (104)
                                  $    43       $ (121)        $    59       $  (151)
Net income (loss) per limited
  partnership unit                $  1.30       $(3.98)        $  1.80       $ (3.98)

                      See Accompanying Notes to Consolidated Financial Statements


c)                      FOX STRATEGIC HOUSING INCOME PARTNERS

           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited
                                 Partnership      General     Limited
                                    Units        Partner's    Partners'          Total
Original capital contributions     26,111        $   --        $26,111         $26,111

Partners' (deficit) capital
 at December 31, 1996              26,111        $ (228)       $11,676         $11,448

Net income for the six
 months ended June 30, 1997            --            12             47              59

Partners' (deficit) capital
 at June 30, 1997                  26,111        $ (216)       $11,723         $11,507

             See Accompanying Notes to Consolidated Financial Statements

d)                      FOX STRATEGIC HOUSING INCOME PARTNERS

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                               1997         1996
Cash flows from operating activities:
 Net income (loss)                                           $   59        $ (151)
 Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation                                                 311           301
   Amortization of loan costs                                    20            14
   Interest added to note payable principal                      72            69
   Change in accounts:
     Receivables and deposits                                   (14)         (203)
     Other assets                                                (6)            9
     Accounts payable                                           (11)           64
     Tenant security deposit liabilities                         (3)            2
     Accrued taxes                                               63            54
     Accrued interest payable                                   378           374
     Other liabilities                                           --            54

         Net cash provided by operating activities              869           587

Cash flows from investing activities:
  Property improvements and replacements                        (94)         (111)
  Proceeds from cash investments                                 --         2,630

         Net cash (used in) provided by
            investing activities                                (94)        2,519

Cash flows from financing activities:                            --            --

Net increase in cash and cash equivalents                       775         3,106

Cash and cash equivalents at beginning of period              4,315         1,409

Cash and cash equivalents at end of period                  $ 5,090        $4,515

Supplemental disclosure of non cash investing and
 financing activities:
  Beginning accrued interest added to note payable
    principal                                               $   358        $  356

             See Accompanying Notes to Consolidated Financial Statements

e)                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California Corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the six month periods ended June 30, 1997 and 1996 (in thousands):


                                                      Six Months Ended June 30,
                                                          1997           1996
Property management fees (included in operating
  expenses)                                              $  76          $  73
Reimbursement for services of affiliates (included
  in general and administrative and operating
   expenses)                                                35             96


For the period from January 19, 1996, to June 30, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1997 and 1996:


                                                       Average
                                                      Occupancy
Property                                          1997         1996

Barrington Place Apartments
  Westlake, Ohio                                   95%           95%

Wood View Apartments
  Atlanta, Georgia                                 93%           95%


The Partnership realized net income for the six months ended June 30, 1997 of approximately $59,000 compared to a net loss of approximately $151,000 for the six months ended June 30, 1996. The Partnership's net income for the three months ended June 30, 1997 was approximately $43,000 compared to a net loss of approximately $121,000 for the three months ended June 30, 1996. The increase in net income is primarily attributable to decreased operating expenses. Included in operating expense for the six months ended June 30, 1997 is approximately $23,000 of major repairs and maintenance comprised primarily of major landscaping. For the six months ended June 30, 1996, approximately $135,000 of major repairs and maintenance comprised primarily of an exterior painting project of approximately $97,000 at Woodview in the second quarter of 1996. In addition, general and administrative expenses decreased due to a decrease in expense reimbursements paid to affiliates of the Managing General Partners. This decrease is directly related to the costs incurred in connection with the transition and relocation of the administration offices during 1996. Increased other income also contributed to the increased net income, primarily due to increased interest income. Interest income increased due to higher average cash balances in the six months ended June 30, 1997, compared to the corresponding period in 1996.

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

At June 30, 1997, the Partnership held cash and cash equivalents of approximately $5,090,000, compared to approximately $4,515,000 at June 30, 1996. Net cash provided by operations increased primarily due to the decreases in operating and general and administrative expenses as discussed above. The decrease in net cash provided by investing activities is the result of proceeds from a maturing cash investment in 1996.

The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. As of June 30, 1997, approximately $5,193,000 in accrued interest has been added to the principal of this note. The Partnership is or was required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership has generated income in an amount as defined in the note agreement, it will be required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998. In August 1995, the Partnership paid approximately $1,947,000 (which included $970,000 of accrued interest added to principal). In August 1996, the Partnership paid $782,000, which is 20 percent of the then outstanding original principal balance (no additional payment of accrued interest was required). In August 1997, the Partnership paid approximately $938,000 of principal.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness and accrued interest mature August 1, 1998, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales, refinancings, and the availability of cash reserves. In addition, distributions may be limited by the debt repayments discussed above. No cash distributions were paid during the six months ended June 30, 1997 or 1996. Cash distributions are expected to remain suspended as a result of the pending debt maturity which is discussed above.




                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K: None filed during the quarter ended June 30, 1997.

                                     SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

                           Date: August 7, 1997