Form 10QSB
period 1997-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1997-11-14
CIK 800080

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997

                                      or

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

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                 September 30, 1997


Assets
  Cash and cash equivalents                                         $   4,547
  Receivables and deposits                                                 89
  Other assets                                                             76
  Investment properties:
     Land                                          $    3,119
     Buildings and related personal property           18,196
                                                       21,315
     Less accumulated depreciation                     (6,258)         15,057
                                                                    $  19,769

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                  $       9
  Tenant security deposits                                                 60
  Accrued taxes                                                           111
  Accrued interest                                                        142
  Other liabilities                                                        54
  Mortgage notes payable                                                7,836

Partners' Capital (Deficit):
  General partner's                                $     (206)
  Limited partners' (26,111 units outstanding)         11,763          11,557
                                                                    $  19,769

            See Accompanying Notes to Consolidated Financial Statements




b)                      FOX STRATEGIC HOUSING INCOME PARTNERS

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Three Months Ended           Nine Months Ended
                                        September 30,               September 30,
                                     1997          1996            1997          1996
Revenues:
  Rental income                  $     736      $     742      $   2,208      $   2,163
  Other income                          85             91            260            242
      Total revenues                   821            833          2,468          2,405

Expenses:
  Operating                            342            443          1,046          1,239
  Interest                             228            228            698            685
  Depreciation                         156            152            467            453
  General and administrative            45             84            148            253
      Total expenses                   771            907          2,359          2,630

Net income (loss)                $      50      $     (74)     $     109      $    (225)

Net income (loss) allocated
  to general partner             $      10      $      --      $      22      $     (47)

Net income (loss) allocated
  to limited partners                   40            (74)            87           (178)
                                 $      50      $     (74)     $     109      $    (225)
Net income (loss) per limited
  partnership unit               $    1.53      $   (2.83)     $    3.33      $   (6.82)

             See Accompanying Notes to Consolidated Financial Statements

c)                      FOX STRATEGIC HOUSING INCOME PARTNERS

           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited
                                 Partnership    General        Limited
                                     Units      Partner's     Partners'         Total
Original capital contributions    26,111       $     --     $  26,111      $   26,111

Partners' (deficit) capital
 at December 31, 1996             26,111       $   (228)    $  11,676      $   11,448

Net income for the nine months
 ended September 30, 1997             --             22            87             109

Partners' (deficit) capital
 at September 30, 1997            26,111       $   (206)    $  11,763       $  11,557

             See Accompanying Notes to Consolidated Financial Statements

d)                      FOX STRATEGIC HOUSING INCOME PARTNERS

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                1997           1996
Cash flows from operating activities:
 Net income (loss)                                          $    109       $   (225)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation                                                   467            453
  Amortization of loan costs                                      30             25
  Interest added to note payable principal                       525            517
  Change in accounts:
    Receivables and deposits                                     117           (257)
    Other assets                                                 (39)            17
    Accounts payable                                             (20)            (4)
    Tenant security deposit liabilities                           (8)             3
    Accrued taxes                                                (49)           125
    Accrued interest payable                                     142            143
    Other liabilities                                              9             60

         Net cash provided by operating activities             1,283            857

Cash flows from investing activities:
    Property improvements and replacements                      (113)          (144)
    Proceeds from cash investments                                --          2,630

         Net cash (used in) provided by investing
            activities                                          (113)         2,486

Cash flows from financing activities:
    Repayment of note payable principal                         (938)          (782)

         Net cash used in financing activities                  (938)          (782)

Net increase in cash and cash equivalents                        232          2,561

Cash and cash equivalents at beginning of period               4,315          1,409

Cash and cash equivalents at end of period                  $  4,547       $  3,970

Supplemental disclosure of non cash investing and
  financing activities:
     Beginning accrued interest added to note payable
       principal                                            $    358       $    356

          See Accompanying Notes to Consolidated Financial Statements



e)                    FOX STRATEGIC HOUSING INCOME PARTNERS

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California Corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the Managing General Partner of FRI, and National Property Investors, Inc. ("NPI"), the sole stockholder of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the nine month periods ended September 30, 1997 and 1996 (in thousands):



                                                            1997           1996
Property management fees (included in operating
  expenses)                                                $ 115           $ 112
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                                   49             138

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 11,750 of the outstanding units of limited partnership interest in the Partnership at $260.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. As a result of the tender offer, an Insignia affiliate purchased 3,919 of the outstanding limited partner units of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:

                                                      Average
                                                     Occupancy
Property                                          1997         1996

Barrington Place Apartments
  Westlake, Ohio                                   95%           96%

Wood View Apartments
  Atlanta, Georgia                                 93%           95%


The Partnership realized net income for the nine months ended September 30, 1997 of approximately $109,000 compared to a net loss of approximately $225,000 for the nine months ended September 30, 1996. The Partnership's net income for the three months ended September 30, 1997 was approximately $50,000 compared to a net loss of approximately $74,000 for the three months ended September 30, 1996. The increase in net income for the three and nine months ended September 30, 1997 is primarily attributable to decreased operating expenses. Included in operating expense for the nine months ended September 30, 1997, is approximately $39,000 of major repairs and maintenance comprised primarily of landscaping. Included in operating expenses for the nine months ended September 30, 1996, is approximately $196,000 of major repairs and maintenance comprised primarily of an exterior painting project of approximately $122,000 at Woodview. In addition to the decrease in operating expense was a decrease in general and administrative expenses due to a reduction in expense reimbursements paid to affiliates of the Managing General Partners. This decrease is directly related to the costs incurred in connection with the transition and relocation of the administration offices during 1996. Increased other income also contributed to the increased net income for the nine month period, primarily due to increased interest income. Interest income increased due to higher average cash balances in the nine months ended September 30, 1997, compared to the corresponding period in 1996.

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

At September 30, 1997, the Partnership held cash and cash equivalents of approximately $4,547,000, compared to approximately $3,970,000 at September 30, 1996. Net cash provided by operations increased primarily due to the decreases in operating and general and administrative expenses as discussed above. The decrease in net cash provided by investing activities is the result of proceeds from a maturing cash investment in 1996. Net cash used in financing activities increased due to the increase in mortgage payments required in 1997 compared to 1996.

The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. As of September 30, 1997, approximately $5,646,000 in accrued interest has been added to the principal of this note. The Partnership was required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership generated income in an amount as defined in the note agreement, it was required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998. In August 1995, the Partnership paid approximately $1,947,000 (which included $970,000 of accrued interest added to principal). In August 1996, the Partnership paid $782,000, which is 20 percent of the then outstanding original principal balance (no additional payment of accrued interest was required). In August 1997, the Partnership paid approximately $938,000 of principal, resulting in principal plus accrued interest due in August 1998 of approximately $7,978,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness and accrued interest mature August 1, 1998, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales, refinancings, and the availability of cash reserves. In addition, distributions may be limited by the debt repayments discussed above. No cash distributions were paid during the nine months ended September 30, 1997 or 1996. Cash distributions are expected to remain suspended as a result of the pending debt maturity which is discussed above.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 11,750 of the outstanding units of limited partnership interest in the Partnership at $260.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. As a result of the tender offer, an Insignia affiliate purchased 3,919 of the outstanding limited partner units of the Partnership.



                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In August 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partner interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various affiliates of Insignia Financial Group, Inc. ("Insignia") act as general partner. On September 5, 1997, a partnership claiming to be a holder of limited partnership units in one of the Tender Partnerships, filed a complaint with respect to a putative class action in the Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates) in connection with the tender offers. Neither the Partnership nor the Managing General Partner were named as defendants in the action. The City Partnerships complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and coerced the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The plaintiffs also allege that the defendants breached an alleged duty to provide an independent analysis of the fair market value of the limited partnership units, failed to appoint a disinterested committee to review the tender offer and did not adequately consider other alternatives available to the limited partners.

On September 8, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of San Mateo (the "Kline complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Kline complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control over the Tender Partnerships at substantially lower prices, than the units are worth. On September 24, 1997, the court denied the plaintiffs' application for a temporary restraining order and their request for preliminary injunctive relief preventing the completion of the tender offers.

On September 10, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of Alameda (the "Heller complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Heller complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control of the Tender Partnerships at substantially lower prices than the units are worth. The Plaintiffs also allege that the defendants breached an alleged duty to retain an independent advisor to consider alternatives to the tender offers.

The Managing General Partner believes that the allegations contained in the City Partnerships, Kline and Heller complaints are without merit and intends to vigorously contest each of those complaints to which it and the Partnership have been named as defendants.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended September 30, 1997.


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

                           Date:  November 14, 1997