Form 10KSB
period 1997-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1998-03-16
CIK 800080

FORM 10-KSB.-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994 (NO FEE REQUIRED)


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

                                 (864) 239-1000
                           Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $ 3,281,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE



                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

Fox Strategic Housing Income Partners (the "Partnership or "Registrant") is a publicly-held limited partnership organized in June 1984, under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners VIII, a California general partnership, is the general partner of the Partnership.
Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI") are the general partners of Fox Partners VIII.

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

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but also with hundreds of similar apartment properties throughout the urban area, some of which may be owned or operated by affiliates of the Managing General Partner. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing partner of FRI and National Property Investors, Inc. ("NPI"), which was the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and FCMC. See "Item 9. Directors, Executive officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

During the fourth quarter of 1997 Insignia Properties L.P. ("IPLP"), an affiliate of Insignia, acquired 3,919 Units of limited partnership interest in the Partnership (representing approximately 16% of the total outstanding units) pursuant to its August 28, 1997 tender offer. Pursuant to its Schedule 13D filed with the Securities and Exchange Commission, IPLP holds a total of 4,070 units in the Partnership (representing approximately 15.59% of the total outstanding units). As a result of its ownership of these units, IPLP could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take certain action with respect to a variety of matters. When voting on such matters, IPLP would, in all likelihood, vote its units in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for additional information with respect to this tender offer.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                            Date of
Property                    Purchase  Type of Ownership           Use

Barrington Place Apartments  7/89     Fee ownership, subject  Residential rental
 Westlake, Ohio                       to a first mortgage     164 units

Wood View Apartments         9/87     Fee ownership, subject  Residential rental
   Atlanta, Georgia                   to a first mortgage     180 units


SCHEDULE OF PROPERTIES (IN THOUSANDS):

                         Gross
                       Carrying    Accumulated                       Federal
      Property           Value    Depreciation    Rate     Method   Tax Basis

Barrington Place     $   11,407    $  3,554     5-30 yrs.    S/L   $   7,758

Wood View Apartments      9,957       2,862     5-30 yrs.    S/L       6,875

  Total              $   21,364    $  6,416                        $  14,633

See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                   Principal                                   Principal
                  Balance At                                    Balance
                 December 31,  Interest    Period    Maturity    Due At
Property             1997        Rate    Amortized     Date     Maturity

Barrington Place $   4,056      10.9%       (a)       8/1/98   $   4,510

Wood View            3,780      10.9%       (a)       8/1/98       4,203
  Total          $   7,836

(a)Each property is cross-collateralized by a first mortgage which secures the entire amount of the loan. The mortgage is a zero coupon mortgage with payments due on the then outstanding original principal amount of the loan as follows: 30 percent in August 1997, with the remaining principal balance plus all accrued and unpaid interest due in August 1998.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                              Average Annual         Average Annual
                               Rental Rates            Occupancy
       Property             1997          1996        1997     1996

Barrington Place       $ 9,409/unit  $ 9,104/unit     93%      96%

Wood View                8,919/unit    8,673/unit     93%      94%

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

SCHEDULE OF REAL ESTATE TAXES AND RATES:
   (dollar amounts in thousands)


                                       1997             1997
                                      Billing           Rate

Barrington Place                   $   163              5.44%
Wood View                              108              3.25%


ITEM 3.  LEGAL PROCEEDINGS

In August 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partner interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various affiliates of Insignia Financial Group, Inc. ("Insignia") act as general partner. On September 5, 1997, a partnership claiming to be a holder of limited partnership units in one of the Tender Partnerships, filed a complaint with respect to a putative class action in the Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships complaint") challenging the actions of the defendants (including Insignia and certain Insignia affiliates) in connection with the tender offers. Neither the Partnership nor the Managing General Partner were named as defendants in the action. The City Partnerships complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and coerced the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The plaintiffs also allege that the defendants breached an alleged duty to provide an independent analysis of the fair market value of the limited partnership units, failed to appoint a disinterested committee to review the tender offer and did not adequately consider other alternatives available to the limited partners.

On September 8, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of San Mateo (the "Kline complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Kline complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control over the Tender Partnerships at substantially lower prices than the units are worth. On September 24, 1997, the court denied the plaintiffs' application for a temporary restraining order and their request for preliminary injunctive relief preventing the completion of the tender offers.

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

The Managing General Partner believes that the allegations contained in the City Partnerships, Kline and Heller complaints are without merit and has been advised that the Plaintiffs in each such action intend to discontinue their actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                   PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, sold 26,111 Limited Partnership Units aggregating $26,111,000. As of January 1, 1998 the Partnership had 26,111 units outstanding held by 1,315 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

No distributions were made or declared in 1997 or 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. Cash distributions are expected to remain suspended as a result of the pending debt maturity in August 1998, as discussed in "Item 6."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1997, was approximately $106,000 versus a net loss of approximately $281,000 for the year ended December 31, 1996. The increase in net income is attributable to increased rental revenue and decreases in operating and general and administrative expenses. The increase in rental revenue is due to an increase in rental rates at the Partnership properties, which more than offset the slight decreases in occupancy at the properties. Included in operating expenses for the year ended December 31, 1997 is approximately $49,000 of major repairs and maintenance comprised primarily of major landscaping. Included in operating expenses for the year ended December 31, 1996 is approximately $213,000 of major repairs and maintenance comprised primarily of an exterior painting project of $122,000 at Wood View. Also contributing to the decrease in operating expenses were savings in personnel costs at Wood View due to job sharing. In addition to the decrease in operating expenses was a decrease in general and administrative expenses due to a reduction in expense reimbursements paid to affiliates of the
Managing General Partners.   This decrease is directly related to the costs
incurred in connection with the transition and relocation of the administration offices during 1996. Increased other income also contributed to the increased net income for the year, primarily due to increased interest income. Interest income increased due to higher average cash balances for the year ended December 31, 1997, compared to the corresponding period in 1996.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $4,968,000 as compared to approximately $4,315,000 at December 31, 1996. The net increase in cash and cash equivalents for the years ended December 31, 1997 and 1996 is $653,000 and $2,906,000, respectively. Net cash provided by operating activities increased primarily due to the increase in revenues and the decrease in operating, and general and administrative expenses discussed above. The decrease in cash provided by investing activities is the result of proceeds from a maturing investment in 1996. The increase in cash used in financing activities is due to the increase in mortgage payments required in 1997 compared to 1996.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. As of December 31, 1997, approximately $5,646,000 in accrued interest has been added to the principal of this note. The Partnership was required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership generated income in an amount as defined in the note agreement, it was required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998. In August 1995, the Partnership paid approximately $1,947,000 (which included $970,000 of accrued interest added to principal). In August 1996, the Partnership paid $782,000, which is 20 percent of the then outstanding original principal balance (no additional payment of accrued interest was required). In August 1997, the Partnership paid approximately $938,000, which is 30 percent of the then outstanding original principal balance (no additional payment of accrued interest was required), resulting in principal plus accrued interest due in August 1998 of approximately $8,713,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness and accrued interest mature August 1, 1998, at which time a balance of approximately $8,713,000 will be due. Since the properties are generating sufficient cash flow it is expected that the properties will be refinanced. If the properties can not be refinanced or the existing debt restructured, it is anticipated that they will be sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. In addition, distributions may be limited by the debt repayments discussed above. No cash distributions were paid during the year ended December 31, 1997 or 1996. Cash distributions are expected to remain suspended as a result of the pending debt maturity which is discussed above.

On August 28, 1997, IPLP commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 11,750 of the outstanding units of limited partnership interest in the Partnership at $260.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including, as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of other limited partners. As a result of the tender offer, Insignia Properties L.P. purchased 3,919 of the outstanding limited partner units of the Partnership. See "Item 1. Description of Business."

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter ("the Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.   FINANCIAL STATEMENTS


FOX STRATEGIC HOUSING INCOME PARTNERS


LIST OF FINANCIAL STATEMENTS

   Report of Independent Auditors

   Consolidated Balance Sheet - December 31, 1997

   Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

   Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

   Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

   Notes to Consolidated Financial Statements



                         Independent Auditors' Report



To the Partners
Fox Strategic Housing Income Partners
a California Limited Partnership
Greenville, South Carolina

We have audited the accompanying consolidated balance sheet of Fox Strategic Housing Income Partners, a California Limited Partnership (the "Partnership"), and its subsidiary, as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Strategic Housing Income Partners, a California Limited Partnership, and its subsidiary, as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                   /S/ IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants


New York, NY
January 26, 1998

                     FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997



Assets
  Cash and cash equivalents                                            $ 4,968
  Receivables and deposits                                                 106
  Other assets                                                              34
  Investment properties:
     Land                                                   $  3,119
     Buildings and related personal property                  18,245
                                                              21,364
     Less accumulated depreciation                            (6,416)   14,948
                                                                       $20,056


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                     $    40
  Tenant security deposit liabilities                                       49
  Accrued property taxes                                                   171
  Accrued interest                                                         356
  Other liabilities                                                         50
  Mortgage notes payable                                                 7,836

Partners' Capital (Deficit)
  General partner's                                         $   (207)
  Limited partners' (26,111 units issued and outstanding)     11,761    11,554
                                                                       $20,056


            See Accompanying Notes to Consolidated Financial Statements


                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)




                                                   Years Ended December 31,
                                                      1997          1996

Revenues:
   Rental income                                 $    2,922    $    2,875
   Other income                                         359           323
       Total revenues                                 3,281         3,198

Expenses:
   Operating                                          1,097         1,349
   General and administrative                           233           316
   Interest                                             921           922
   Depreciation                                         626           607
   Property taxes                                       298           285
       Total expenses                                 3,175         3,479

       Net income (loss)                         $      106    $     (281)

Net income (loss) allocated to general partner   $       21    $      (47)

Net income (loss) allocated to limited partners          85          (234)

                                                 $      106    $     (281)

Net income (loss) per limited partnership unit   $     3.26    $    (8.96)


          See Accompanying Notes to Consolidated Financial Statements


                          FOX STRATEGIC HOUSING INCOME PARTNERS

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                  Limited
                                Partnership  General    Limited
                                   Units    Partner's  Partners'     Total

Original capital contributions   26,111    $     --     $ 26,111   $ 26,111

Partners' (deficit) capital at
   December 31, 1995             26,111    $   (181)    $ 11,910   $ 11,729

Net loss for the year
   ended December 31, 1996                      (47)        (234)      (281)

Partners' (deficit) capital
   at December 31, 1996          26,111        (228)      11,676     11,448

Net income for the year ended
   December 31, 1997                             21           85        106

Partners' (deficit) capital
   at December 31, 1997          26,111    $   (207)   $  11,761   $ 11,554


          See Accompanying Notes to Consolidated Financial Statements


                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                       Years Ended December 31,
                                                          1997           1996
Cash flows from operating activities:
 Net income (loss)                                     $   106       $  (281)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation                                             626           607
  Amortization of loan costs                                40            35
  Interest added to note payable principal                 525           530
  Change in accounts:
    Receivables and deposits                               100          (188)
    Other assets                                            (7)           22
    Accounts payable                                        11            24
    Tenant security deposit liabilities                    (19)           (2)
    Accrued property taxes                                  11            87
    Accrued interest payable                               356           358
    Other liabilities                                        5            37

         Net cash provided by operating activities       1,754         1,229

Cash flows from investing activities:
    Property improvements and replacements                (163)         (171)
    Proceeds from cash investments                          --         2,630

         Net cash (used in) provided by
           investing activities                           (163)        2,459

Cash flows from financing activities:
    Repayment of mortgage note payable principal          (938)         (782)

         Net cash used in financing activities            (938)         (782)

Net increase in cash and cash equivalents                  653         2,906

Cash and cash equivalents at beginning of period         4,315         1,409

Cash and cash equivalents at end of period             $ 4,968       $ 4,315

Supplemental disclosure of noncash investing and
  financing activities:
     Beginning accrued interest added to note
       payable principal                               $   358       $   355


          See Accompanying Notes to Consolidated Financial Statements


                     FOX STRATEGIC HOUSING INCOME PARTNERS

                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Fox Strategic Housing Income Partners (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, manage and ultimately sell income-producing properties. The Partnership currently owns two apartment buildings located in Atlanta, Georgia, and Westlake, Ohio. Fox Partners VIII, a California general partnership, is the general partner. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Partnership was organized in 1984 and commenced operations in 1987. The capital contributions of $26,111,000 ($1,000 per unit) were made by the limited partners including one limited partnership unit purchased by an affiliate of FCMC.

Consolidation: The consolidated financial statements include the statements of the Partnership and a wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Allocations to Partners: Net income, net loss, and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

Fair Value of Financial Instruments: "Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity and considering the significant prepayment penalties associated with the debt, approximates its carrying balance.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Income Tax: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The unit holders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

Depreciation: Depreciation is computed by the straight-line method over estimated useful lives ranging from fifteen to thirty years for buildings and improvements and five to seven years for furnishings.

Cash and Cash Equivalents: Includes cash on hand and in banks, certificates of deposit, and money market funds with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Deferred Financing Costs: Financing costs relating to the zero coupon mortgage are deferred and amortized, as interest expense, over the ten year life of the mortgage and included in other assets. At December 31, 1997, accumulated amortization of deferred financing costs totaled $340,000.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on its rental payments.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $40,000 and $44,000 for the years ended December 31, 1997 and 1996, respectively.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTE PAYABLE

The principle terms of the mortgage note payable are as follows (in thousands):


                            Principal                           Principal
                            Balance At                           Balance
                           December 31,   Interest   Maturity     Due At
        Property               1997         Rate       Date      Maturity

Barrington Place           $  4,056         10.9%     8/1/98    $  4,510

Wood View                     3,780         10.9%     8/1/98       4,203
  Total                    $  7,836

Each of the Partnership's properties is cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the accrued interest added to principal each January and July. As of December 31, 1997, approximately $5,646,000 in accrued interest has been added to the principal of this note. The Partnership was required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership generated income in an amount as defined in the note agreement, it was required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998. In August 1995, the Partnership paid approximately $1,947,000 (which included $970,000 of accrued interest added to principal). In August 1996, the Partnership paid $782,000, which is 20 percent of the then outstanding original principal balance (no additional payment of accrued interest was required). In August 1997, the Partnership paid approximately $938,000, which is 30 percent of the then outstanding original principal balance (no additional payment of accrued interest was required), resulting in principal plus accrued interest due in August 1998 of approximately $8,713,000. As the properties generate sufficient cash flow it is expected that the properties will be refinanced. If the properties can not be refinanced or the existing debt restructured, it is anticipated that they will be sold.

Amortization of deferred financing costs totaled approximately $40,000 and $35,000 for the years ended December 31, 1997 and 1996, respectively.

NOTE C - INCOME TAXES

The Partnership files its tax return on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of the net income (loss) per the consolidated financial statements to the net taxable income (loss) to partners is as follows (in thousands, except unit data):


                                    1997           1996

Net income (loss) as reported     $  106         $ (281)
Add (deduct):
  Depreciation differences           (52)           (89)

Other                                  2              7

Federal taxable income (loss)     $   56         $ (363)

Federal taxable income (loss)
  per limited partnership unit    $    2         $  (14)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


       Net assets as reported                      $11,554
        Organization expenses                           11
        Capital account adjustment                   1,030
        Payments credited to rental property           143
        Depreciation                                  (462)
        Gain on sale of property                      (271)
        Other taxes expenses                           (12)
        Other                                           22

       Net assets - Federal tax basis              $12,015


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia, FCMC, and affiliates of FCMC were incurred in 1997 and 1996 (in thousands):


                                                        For the Years Ended
                                                            December 31,
                                                        1997          1996
Property management fees (included in operating
  expenses)                                             $153          $150
Reimbursement for services of affiliates (included
  in general and administrative, operating expenses
  and investment properties) (1)                          74           161


(1)Included in "Reimbursements for services of affiliates" for 1997 and 1996 is approximately $2,000 and $3,000, respectively, in reimbursements for construction oversight costs.

For the period of January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In accordance with the Partnership Agreement, the Partnership's net loss in 1996 was allocated 100% to the General Partner until the cumulative loss allocated equaled cumulative income allocated to the General Partner subsequent to December 31, 1991. This level was reached in 1996; thereafter, the net loss is allocated 100% to the limited partners until their capital accounts are zero. For 1997, the Partnership's net income is allocated 20% to the General Partner until cumulative income is equal to 2.0408 percent of the total Original Invested Capital. In addition, two percent of cash distributions are allocated to the General Partner.

In accordance with the Partnership Agreement, as the Partnership has completed the acquisition phase, the obligation to pay certain partnership management fees is subordinate to the Partnership's obligation to pay certain returns to the limited partners. At December 31, 1997, $492,000 of Partnership management fees have been subordinated to an 8% annualized return to the limited partners. It is unlikely that these fees will ever be due. Accordingly, the subordinated management fee has not been recorded as a liability. Upon sale of all properties and termination of the Partnership the general partners may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC and NPI Equity Investments II, Inc. ("NPI Equity"), the managing partner of FRI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)


                                         Initial Cost
                                        To Partnership

                                                        Buildings         Cost
                                                      and Related      Capitalized
                                                        Personal     Subsequent to
       Description        Encumbrances     Land         Property      Acquisition
Barrington Place          $   4,056    $  1,152      $   10,180         $   75
Wood View Apartments          3,780       1,981           7,366            610
  Totals                  $   7,836    $  3,133      $   17,546         $  685

                   Gross Amount At Which Carried
                       At December 31, 1997

                                Buildings
                               And Related
                                Personal             Accumulated    Year Of      Date    Depreciable
    Description         Land    Property     Total  Depreciation Construction  Acquired  Life-Years
Barrington Place     $1,138    $10,269     $11,407    $3,554         1989       07/89       5-30

Wood View             1,981      7,976       9,957     2,862         1982       09/87       5-30
  Totals             $3,119    $18,245     $21,364    $6,416


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                           Years Ended December 31,
                                             1997            1996

Investment Properties

Balance at beginning of year             $ 21,201        $ 21,030
  Property improvements                       163             171

Balance at end of year                   $ 21,364        $ 21,201


                                           Years Ended December 31,
                                             1997            1996
Accumulated Depreciation

Balance at beginning of year              $ 5,790         $ 5,183
  Additions charged to expense                626             607

Balance at end of year                    $ 6,416         $ 5,790

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $21,513,000 and approximately $21,350,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $6,880,000 and approximately $6,202,000, respectively.


NOTE F - TENDER OFFER AND LEGAL PROCEEDINGS

On August 28, 1997, IPLP commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 11,750 of the outstanding units of limited partnership interest in the Partnership at $260.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including, as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of other limited partners. As a result of the tender offer, Insignia Properties L.P. purchased 3,919 of the outstanding limited partner units of the Partnership.

Pursuant to its Schedule 13D filed with the Securities and Exchange Commission, IPLP holds a total of 4,070 units in the Partnership (representing approximately 15.59% of the total outstanding units). As a result of its ownership of these units, IPLP could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take certain action with respect to a variety of matters. When voting on such matters, IPLP would, in all likelihood, vote its units in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

In September 1997, the Partnership along with the General Partner, Insignia, and certain Insignia affiliates, was named as a defendant in three separate actions regarding alleged mismanagement of the Partnership and coercion of the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The Managing General Partner believes that these allegations are without merit and has been informed that the plaintiffs in each of these actions intend to discontinue the action.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.



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


  Name                           Age               Position


  William H. Jarrard, Jr.        51                President and Director

  Ronald Uretta                  41                Vice President and Treasurer

  Martha L. Long                 38                Controller

  Robert D. Long, Jr.            30                Vice President

  Daniel M. LeBey                32                Vice President and Secretary

  Kelley M. Buechler             40                Assistant Secretary

William H. Jarrard, Jr. has been President and Director of FCMC since June 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director-Partnership Administration of Insignia from January 1991 through September 1997, and served as Managing Director-Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of FCMC since June 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of FCMC since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank in Greenville, South Carolina.

Robert D. Long, Jr. has been Vice President of FCMC since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of FCMC since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a)  Security Ownership of Certain Beneficial Owners

    Except as provided below, as of December 31, 1997, no person was known by the Registrant to own of record or beneficially more than five percent of the Limited Partnership Units of the Registrant:

     NUMBER OF                          PERCENT
    NAME AND ADDRESS                     UNITS        OF TOTAL

    Insignia Properties, L.P.         4,070.00         15.59%
     One Insignia Financial Plaza
     P. O. Box 1089
     Greenville, SC  29602

(b) Beneficial Owners of Management

    Except as described in 11(a) above, neither FCMC nor any of the directors or officers or associates of FCMC own any Units of the Partnership of record or beneficially.

Pursuant to its Schedule 13D filed with the Securities and Exchange Commission, IPLP holds a total of 4,070 units in the Partnership (representing approximately 15.59% of the total outstanding units). As a result of its ownership of these units, IPLP could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take certain action with respect to a variety of matters. When voting on such matters, IPLP would, in all likelihood, vote its units in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1997 and 1996 (in thousands):

                                                  For the Years Ended
                                                      December 31,
                                                  1997           1996

Property management fees                        $  153         $  150
Reimbursement for services of affiliates (1)        74            161

(1)Included in "Reimbursements for services of affiliates" for 1997 and 1996 is approximately $2,000 and $3,000, respectively, in reimbursements for construction oversight costs.

For the period of January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In accordance with the Partnership Agreement, in 1997, the Partnership's net income is allocated 20% to the General Partner until cumulative income is equal to 2.0408 percent of the total original invested capital. For 1996, the Partnership's net loss was allocated 100% to the General Partner until the cumulative loss allocated equaled cumulative income allocated to the General Partner subsequent to December 31, 1991. This level was reached in 1996, thereafter, the net loss is allocated 100% to the limited partners until their capital accounts are zero. In addition, two percent of cash distributions are allocated to the General Partner.

In accordance with the Partnership Agreement, as the Partnership has completed the acquisition phase, the obligation to pay certain Partnership management fees is subordinate to the Partnership's obligation to pay certain returns to the limited partners. At December 31, 1997, $492,000 of Partnership management fees have been subordinated to an 8% annualized return to the limited partners. It is unlikely that these fees will ever be due. Accordingly, the subordinated management fee has not been recorded as a liability. Upon sale of all properties and termination of the Partnership the general partners may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

On August 28, 1997, IPLP commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 11,750 of the outstanding units of limited partnership interest in the Partnership at $260.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange
Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.
In addition, because of these conflicts of interest, including, as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of other limited partners. As a result of the tender offer, Insignia Properties L.P. purchased 3,919 of the outstanding limited partner units of the Partnership. See "Item 1. Description of Business."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits: See Exhibit Index contained herein.

(b)   Reports on Form 8-K filed during the fourth quarter of 1997: None.

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


                         Date: March 16, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William H. Jarrard, Jr.      President and Director
William H. Jarrard, Jr.

/s/Ronald Uretta                 Vice President and Treasurer
Ronald Uretta


                     FOX STRATEGIC HOUSING INCOME PARTNERS

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