Form 10QSB
period 1998-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1998-05-12
CIK 800080

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

                For the quarterly period ended March 31, 1998

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


                                 (864) 239-1000
                           Issuer's telephone number

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X .
No      .
                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)                     FOX STRATEGIC HOUSING INCOME PARTNERS

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                   March 31, 1998


Assets
  Cash and cash equivalents                                        $  5,301
  Receivables and deposits                                              169
  Other assets                                                           18
  Investment properties:
       Land                                           $   3,119
       Buildings and related personal property           18,274
                                                         21,393
       Less accumulated depreciation                     (6,574)     14,819
                                                                   $ 20,307

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                                 $     11
  Tenant security deposit liabilities                                    54
  Accrued property taxes                                                152
  Accrued interest                                                      150
  Other liabilities                                                      47
  Mortgage notes payable                                              8,263

Partners' (Deficit) Capital:
  General partner                                     $   (192)
  Limited partners
    (26,111 units issued and outstanding)               11,822       11,630
                                                                   $ 20,307

          See Accompanying Notes to Consolidated Financial Statements


b)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                               Three Months Ended
                                                    March 31,
                                                1998          1997
Revenues:
  Rental income                               $  714       $  702
  Other income                                   100           79
       Total revenues                            814          781

Expenses:
  Operating                                      231          247
  General and administrative                      55           59
  Depreciation                                   158          154
  Interest                                       231          233
  Property taxes                                  63           72
       Total expenses                            738          765

  Net income                                  $   76       $   16

Net income allocated to general partner       $   15       $    3
Net income allocated to limited partners          61           13

                                              $   76       $   16

Net income per limited partnership unit       $ 2.33       $  .50

          See Accompanying Notes to Consolidated Financial Statements

c)                      FOX STRATEGIC HOUSING INCOME PARTNERS

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Limited
                                   Partnership     General      Limited
                                      Units        Partner      Partners       Total
Original capital contributions       26,111       $     --    $  26,111     $  26,111

Partners' (deficit) capital at
   December 31, 1997                 26,111       $   (207)   $  11,761     $  11,554

Net income for the three months
   ended March 31, 1998                  --             15           61            76

Partners' (deficit) capital at
   March 31, 1998                    26,111       $   (192)   $  11,822     $  11,630

          See Accompanying Notes to Consolidated Financial Statements

d)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                      Three Months Ended
                                                           March 31,
                                                       1998         1997
Cash flows from operating activities:
  Net income                                         $    76      $    16
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                          158          154
   Amortization of loan costs                             10           10
   Interest added to note payable principal               71           72
   Change in accounts:
    Receivables and deposits                             (63)          25
    Other assets                                           6           (3)
    Accounts payable                                     (29)          (4)
    Tenant security deposit liabilities                    5           (4)
    Accrued property taxes                               (19)          (8)
    Accrued interest payable                             150          151
    Other liabilities                                     (3)          (4)

      Net cash provided by operating activities          362          405

Cash flows from investing activities:
    Property improvements and replacements               (29)         (34)

      Net cash used in investing activities              (29)         (34)

Cash flows from financing activities:                     --           --

Net increase in cash and cash equivalents                333          371

Cash and cash equivalents at beginning of period       4,968        4,315

Cash and cash equivalents at end of period           $ 5,301      $ 4,686

Supplemental information of non cash
  financing activities:
   Beginning accrued interest added to note
     payable principal                               $   356      $   358

          See Accompanying Notes to Consolidated Financial Statements

e)
                     FOX STRATEGIC HOUSING INCOME PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Fox Partners VIII, a California general partnership, is the General Partner. The general partners of Fox Partners VIII are FCMC and Fox Realty Investors ("FRI"), a California general partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the three month periods ended March 31, 1998 and 1997 (in thousands):


                                                          1998        1997

Property management fees (included in operating
  expenses)                                               $ 38        $ 38
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                                 16          26


For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                       Average
                                                      Occupancy
Property                                          1998         1997

Barrington Place Apartments
  Westlake, Ohio                                   92%         96%

Wood View Apartments
  Atlanta, Georgia                                 92%         92%

The Managing General Partner attributes the decrease in occupancy at Barrington Place to competitors' increase in concessions and to development of new homes in the area.

The Partnership reported net income for the three months ended March 31, 1998 of approximately $76,000 as compared to net income of approximately $16,000 for the corresponding period of 1997. The increase in net income is attributed to increases in rental income and other income and a decrease in operating expense. Rental income increased at both investment properties due to rental rate increases over the past year and to a decrease in concessions at Wood View Apartments. The increase in rental rates more than offset the reduction in average occupancy at Barrington Place Apartments. Other income increased primarily due to an increase in corporate unit income at Barrington Place. In addition, other income increased due to an increase in interest income due to a higher average cash balance for the three month period ended March 31, 1998 compared to the corresponding period in 1997. Operating expenses decreased in 1998 due to decreases in maintenance and property expenses. Contributing to the decrease in property expenses were savings in personnel costs at Wood View due to job sharing. There were no major repairs and maintenance included in operating expenses during the three month periods ended March 31, 1998 and 1997.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $5,301,000 compared to approximately $4,686,000 for the corresponding period of 1997. The net increase in cash and cash equivalents for the three months ended March 31, 1998 and 1997 is approximately $333,000 and approximately $371,000, respectively. Net cash provided by operating activities decreased primarily due to an increase in receivables and deposits and a decrease in accounts payable due to the timing of payments. This decrease was partially offset by the increase in net income as discussed above. Net cash used in investing activities decreased due to a decrease in property improvements and replacements in 1998 as compared to 1997.

The Partnership's properties are cross-collateralized by a zero coupon first mortgage which secures the entire amount of the note payable. Interest accrues on the amount borrowed at a contract rate of 10.9 percent per annum, with the interest accrued added to principal each January and July. As of March 31, 1998, approximately $6,073,000 in accrued interest has been added to the principal of this note. The Partnership was required to repay a specified percentage of the then outstanding original principal amount of the loan as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. In addition, provided that the Partnership generated income in an amount as defined in the note agreement, it was required to repay a specified percentage of the then outstanding accrued interest added to principal as follows: 20 percent in August 1995, 20 percent in August 1996, and 30 percent in August 1997. The remaining principal balance plus all accrued and unpaid interest is due in August 1998. In August 1995, the Partnership paid approximately $1,947,000 (which included $970,000 of accrued interest added to principal). In August 1996, the Partnership paid $782,000, which was 20 percent of the then outstanding original principal balance (no additional payment of accrued interest was required). In August 1997, the Partnership paid approximately $938,000 of principal, which was 30 percent of the then outstanding original principal balance (no additional payment of accrued interest was required), resulting in principal plus accrued interest due in August 1998 of approximately $8,713,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness and accrued interest mature August 1, 1998, at which time the properties will either be refinanced or sold. The Managing General Partner is currently seeking to refinance the maturing debt and believes that it will be successful based on the past performance of the Partnership's investment properties. However, there can be no assurance that this course of action will succeed and that the Partnership will have sufficient funds to meet its 1998 debt obligations.
Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions were paid during either of the three month periods ended March 31, 1998 or 1997. However, the Managing General Partner anticipates making cash distributions during the second and fourth quarters of 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The three lawsuits described in the Partnership's 1997 Annual Report on Form 10-KSB relating to the August 1997 tender offers made by Insignia affiliates (see discussion of the KLINE, CITY PARTNERSHIPS and HELLER complaints in Item 3 - Legal Proceedings) have each been voluntarily discontinued by their respective plaintiffs with no material affect on the financial condition or operations of the Partnership.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. FOX STRATEGIC HOUSING INCOME PARTNERS, ET AL. The complaint claims that the Partnership and the Managing General Partner breached certain contractual and fiduciary duties allegedly owned to the claimant and seeks damages and injunctive relief. The Managing General Partner believes the claims to be without merit and intends to vigorously defend the claims.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such other matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended March 31, 1998.



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

                           Date: May 12, 1998