Form 10QSB
period 1998-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1998-08-14
CIK 800080

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


                  For the quarterly period ended June 30, 1998

                                       or

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


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                     $ 5,705
  Receivables and deposits                                          217
  Other assets                                                       11
  Investment properties:
     Land                                            $ 3,119
     Buildings and related personal property          18,292
                                                      21,411
     Less accumulated depreciation                    (6,732)    14,679
                                                                $20,612


Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                              $    14
  Tenant security deposit liabilities                                53
  Accrued property taxes                                            143
  Accrued interest                                                  375
  Other liabilities                                                  39
  Mortgage notes payable                                          8,263

Partners' (Deficit) Capital:
  General partner                                    $  (173)
  Limited partners (26,111 units issued and
    outstanding)                                      11,898     11,725
                                                                $20,612

          See Accompanying Notes to Consolidated Financial Statements


b)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Three Months Ended    Six Months Ended
                                        June 30,              June 30,
                                    1998       1997       1998      1997
Revenues:
  Rental income                   $   755    $   718   $ 1,469    $ 1,420
  Other income                        101         96       201        175
    Total revenues                    856        814     1,670      1,595

Expenses:
 Operating                            252        262       483        509
 General and administrative            51         44       106        103
 Depreciation                         158        157       316        311
 Interest                             236        237       467        470
 Property taxes                        64         71       127        143
    Total expenses                    761        771     1,499      1,536

 Net income                       $    95    $    43   $   171    $    59

Net income allocated
  to general partner              $    19    $     9   $    34    $    12

Net income  allocated
  to limited partners                  76         34       137         47
                                  $    95    $    43   $   171    $    59
Net income per limited
  partnership unit                $  2.91    $  1.30   $  5.24    $  1.80


          See Accompanying Notes to Consolidated Financial Statements

c)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership    General    Limited
                                    Units      Partner's   Partners'     Total

Original capital contributions     26,111        $   --     $26,111      $26,111

Partners' (deficit) capital
 at December 31, 1997              26,111        $ (207)    $11,761      $11,554

Net income for the six
 months ended June 30, 1998            --            34         137          171

Partners' (deficit) capital
 at June 30, 1998                  26,111        $ (173)    $11,898      $11,725

          See Accompanying Notes to Consolidated Financial Statements

d)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                             1998        1997
Cash flows from operating activities:
 Net income                                                $    171    $     59
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                                 316         311
   Amortization of loan costs                                    21          20
   Interest added to note payable principal                      71          72
   Change in accounts:
     Receivables and deposits                                  (111)        (14)
     Other assets                                                 2          (6)
      Accounts payable                                          (26)        (11)
      Tenant security deposit liabilities                         4          (3)
      Accrued property taxes                                    (28)         63
      Accrued interest payable                                  375         378
      Other liabilities                                         (11)         --

         Net cash provided by operating activities              784         869

Cash flows from investing activities:
  Property improvements and replacements                        (47)        (94)

         Net cash used in investing activities                  (47)        (94)

Cash flows from financing activities:                            --          --

Net increase in cash and cash equivalents                       737         775

Cash and cash equivalents at beginning of period              4,968       4,315

Cash and cash equivalents at end of period                 $  5,705    $  5,090

Supplemental disclosure of non cash investing and
 financing activities:
  Beginning accrued interest added to note payable
    principal                                              $    356    $    358

          See Accompanying Notes to Consolidated Financial Statements

e)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California Corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with the Managing General Partner and its affiliates were incurred during the six months ended June 30, 1998 and 1997 (in thousands):


                                                          1998          1997

Property management fees (included in operating
  expenses)                                              $ 78          $ 76
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  31            35


For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 11,750 of the outstanding units of limited partnership interest in the Partnership at $260.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. As a result of the tender offer, an Insignia affiliate purchased 3,919 of the outstanding limited partner units of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - SUBSEQUENT EVENT

On July 30, 1998, the Partnership refinanced the mortgage indebtedness encumbering its properties. The new mortgage encumbering Woodview Apartments is in the principal amount of $5,600,000, bears interest at a rate of 6.64% per annum and requires monthly debt service payments of $35,912.97. The new mortgage encumbering Barrington Place Apartments is in the principal amount of $4,900,000, bears interest at a rate of 6.65% and requires monthly debt service payments of $31,456.28. Both mortgage loans mature on August 1, 2008 at which time the properties will either be refinanced or sold. The Partnership received net proceeds from these refinancings in the aggregate amount of approximately $1,300,000. In addition, the Partnership was required to establish escrows with the lender for tax and insurance costs.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1998 and 1997:


                                               Average
                                              Occupancy
Property                                  1998          1997

Barrington Place Apartments
  Westlake, Ohio                           95%           95%

Wood View Apartments
  Atlanta, Georgia                         93%           93%


The Partnership reported net income for the six months ended June 30, 1998, of approximately $171,000 as compared to net income of approximately $59,000 for the corresponding period of 1997. The Partnership reported net income for the three months ended June 30, 1998, of approximately $95,000 as compared to net income of approximately $43,000 for the corresponding period of 1997. The increase in net income is attributed to increases in both rental and other income and decreases in operating expenses and property taxes. Rental income increased at both investment properties during the three and six month periods ended June 30, 1998 due to rental rate increases. Other income increased primarily due to increases in corporate unit and interest income at Barrington Place. Operating expenses decreased in 1998 due to decreases in both ordinary and major repairs and maintenance expenses at both of the Partnership's investment properties and decreases in salary-related (due to job sharing) and utility expenses at Wood View. The decrease in property tax expense is attributable to a tax refund received at Wood View and a decrease in the effective tax rate by the taxing authority for Barrington Place.

Included in operating expenses for the six months ended June 30, 1998 is approximately $14,000 of major repairs and maintenance comprised primarily of landscaping and exterior building repairs. Included in operating expense for the six months ended June 30, 1997 is approximately $23,000 of major repairs and maintenance comprised primarily of landscaping costs.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $5,705,000 compared to approximately $5,090,000 for the corresponding period of 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998 and 1997 is approximately $737,000 and $775,000, respectively.
Net cash provided by operating activities decreased primarily due to an increase in receivables and deposits and a decrease in accrued property taxes due to the timing of receipts and payments, respectively. This decrease in cash was partially offset by the increase in net income as discussed above. Net cash used in investing activities decreased due to a decrease in property improvements and replacements in 1998 as compared to 1997.

As of July 30, 1998, the Partnership's properties were cross-collateralized by a zero coupon first mortgage which secured the entire amount of the note payable. Interest accrued on the amount borrowed at a contract rate of 10.9 percent per annum, with the accrued interest added to principal each January and July. On July 30, 1998, the Partnership refinanced this indebtedness with net mortgage loans on each of the properties. As a result, the properties are no longer cross-collateralized. The new loan on the Woodview Apartments is in the principal amount of $5,600,000, bears interest at a rate of 6.64% per annum and requires monthly debt service payments of $35,912.97. The new mortgage encumbering Barrington Place Apartments is in the principal amount of $4,900,000, bears interest at a rate of 6.65% and requires monthly debt service payments of $31,456.28. Both mortgage loans mature on August 1, 2008 at which time the properties will either be refinanced or sold. The Partnership received net proceeds from these refinancings in the aggregate amount of approximately $1,300,000. In addition, the Partnership was required to establish escrows with the lender for tax and insurance costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales, refinancings, and the availability of cash reserves. No cash distributions were paid during either of the six months ended June 30, 1998 or 1997. However, the Managing General Partner anticipates making cash distributions during the third and fourth quarters of 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. FOX STRATEGIC HOUSING INCOME PARTNERS, ET AL. The complaint claims that the Partnership and the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The Managing General Partner believes the claims to be without merit and intends to vigorously defend the claims.

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

     b)  Reports on Form 8-K: None filed during the quarter ended June 30, 1998.



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


                           Date: August 14, 1998