Form 10QSB
period 1998-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1998-11-12
CIK 800080

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


               For the quarterly period ended September 30, 1998

                                       or

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

                                55 Beattie Place
                                 P. O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998


Assets
  Cash and cash equivalents                                     $ 4,461
  Receivables and deposits                                          331
  Restricted escrows                                                125
  Other assets                                                      347
  Investment properties:
     Land                                            $ 3,119
     Buildings and related personal property          18,316
                                                      21,435
     Less accumulated depreciation                    (6,890)    14,545
                                                                $19,809

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                              $    16
  Tenant security deposit liabilities                                49
  Accrued property taxes                                            214
  Accrued interest                                                   58
  Other liabilities                                                  47
  Mortgage notes payable                                         10,491

Partners' (Deficit) Capital:
  General partner                                    $  (213)
  Limited partners (26,111 units issued and
    outstanding)                                       9,147      8,934
                                                                $19,809

          See Accompanying Notes to Consolidated Financial Statements


b)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                   1998        1997        1998        1997
Revenues:
  Rental income                   $   757     $   726    $ 2,226     $ 2,146
  Other income                         96          85        297         260
    Total revenues                    853         811      2,523       2,406

Expenses:
 Operating                            281         265        764         774
 General and administrative            53          45        159         148
 Depreciation                         158         156        474         467
 Interest                             199         228        666         698
 Property taxes                        72          67        199         210
    Total expenses                    763         761      2,262       2,297

 Net income                       $    90     $    50    $   261     $   109

Net income allocated
  to general partner              $    18     $    10    $    52     $    22

Net income allocated
  to limited partners                  72          40        209          87
                                  $    90     $    50    $   261     $   109
Net income per limited
  partnership unit                $  2.75     $  1.53    $  8.00     $  3.33

Distributions per limited
  partnership unit                $108.12     $    --    $108.12     $    --

          See Accompanying Notes to Consolidated Financial Statements

c)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)

                                   Limited
                                 Partnership    General    Limited
                                    Units      Partner's   Partners'     Total
Original capital contributions     26,111        $   --     $26,111      $26,111

Partners' (deficit) capital
 at December 31, 1997              26,111        $ (207)    $11,761      $11,554

Distributions to partners              --           (58)     (2,823)      (2,881)

Net income for the nine months
 ended September 30, 1998              --            52         209          261

Partners' (deficit) capital
 at September 30, 1998             26,111        $ (213)    $ 9,147      $ 8,934

          See Accompanying Notes to Consolidated Financial Statements

d)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                             1998        1997
Cash flows from operating activities:
 Net income                                                $    261    $    109
 Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation                                                 474         467
   Amortization of loan costs                                    29          30
   Change in accounts:
     Receivables and deposits                                  (225)        117
     Other assets                                              (103)        (39)
      Accounts payable                                          (24)        (20)
      Tenant security deposit liabilities                        --          (8)
      Accrued property taxes                                     43         (49)
      Accrued interest payable                                  578         667
      Other liabilities                                          (3)          9

         Net cash provided by operating activities            1,030       1,283

Cash flows from investing activities:
  Property improvements and replacements                        (71)       (113)
  Deposits to restricted escrows                               (125)         --
         Net cash used in investing activities                 (196)       (113)

Cash flows from financing activities:
  Proceeds from long term borrowings                         10,500          --
  Repayment of mortgage notes payable principal              (8,712)       (938)
  Principal payments on mortgage notes payable                   (9)         --
  Loan costs paid                                              (239)         --
  Distributions to partners                                  (2,881)         --

         Net cash used in financing activities               (1,341)       (938)

Net (decrease) increase in cash and cash equivalents           (507)        232

Cash and cash equivalents at beginning of period              4,968       4,315

Cash and cash equivalents at end of period                 $  4,461    $  4,547

Cash paid for interest                                     $     58    $     --

Supplemental disclosure of non cash investing and
 financing activities:
  Accrued interest added to note payable principal         $    876    $    883


          See Accompanying Notes to Consolidated Financial Statements

e)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California Corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

Fox Partners VIII, a California general partnership, is the General Partner. The general partners of Fox Partners VIII are FCMC and Fox Realty Investors ("FRI"), a California general partnership. Insignia Properties Trust ("IPT") is the sole shareholder of FCMC and the Managing General Partner of FRI (see "Note D").

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and its affiliates were incurred during the nine months ended September 30, 1998 and 1997:


                                                               1998       1997
                                                                (in thousands)
Property management fees (included in operating
  expenses)                                                    $118       $115
Reimbursements for services of affiliates (included
  in general and administrative and operating expenses)          46         49

Included in "Reimbursements for services of affiliates" for the nine months ended September 30, 1998 and 1997 is approximately $1,000 and $2,000, respectively, in reimbursements for construction oversight costs.

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

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 11,750 of the outstanding units of limited partnership interest in the Partnership at $260.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 3,919 of the outstanding limited partner units of the Partnership.

NOTE C - REFINANCING OF MORTGAGE NOTES PAYABLE

On July 30, 1998, the Partnership refinanced the mortgage indebtedness encumbering its properties. The new mortgage encumbering Woodview Apartments is in the principal amount of $5,600,000, bears interest at a rate of 6.64% per annum and requires monthly debt service payments of $35,912.97. The new mortgage encumbering Barrington Place Apartments is in the principal amount of $4,900,000, bears interest at a rate of 6.65% and requires monthly debt service payments of $31,456.28. Both mortgage loans mature on August 1, 2008 at which time the properties will either be refinanced or sold. The Partnership received net proceeds from these refinancings in the aggregate amount of approximately $1,549,000, which proceeds were distributed in October, 1998. In addition, the Partnership was required to establish escrows with the lender for tax and insurance costs.

NOTE D - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of IPT, the entity which controls the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger.
As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1998 and 1997:


                                               Average
                                              Occupancy
Property                                  1998          1997

Barrington Place Apartments
  Westlake, Ohio                           94%           95%

Wood View Apartments
  Atlanta, Georgia                         95%           93%

The Partnership reported net income for the nine months ended September 30, 1998, of approximately $261,000 as compared to net income of approximately $109,000 for the corresponding period of 1997. The Partnership reported net income for the three months ended September 30, 1998, of approximately $90,000 as compared to net income of approximately $50,000 for the corresponding period in 1997. The increase in net income is attributed to increase in both rental and other income and a decrease in interest expense and property taxes. Rental income increased at both investment properties during the three and nine month periods ended September 30, 1998, due to rental rate increases combined with overall decreases in concessions at both investment properties during 1998 as compared to 1997. Other income increased primarily due to an increase in corporate unit and interest income at Barrington Place. Interest expense decreased due to lower rates obtained upon refinancing the debt in 1998 (see "Note C"). The decrease in property tax expense is attributable to a tax refund received at Wood View and a decrease in the effective tax rate by the taxing authority for Barrington Place.

Included in operating expense for the nine months ended September 30, 1998 is approximately $31,000 of major repairs and maintenance comprised primarily of landscaping costs and exterior building and parking lot repairs. Included in operating expense for the nine months ended September 30, 1997 is approximately $39,000 of major repairs and maintenance comprised primarily of landscaping costs.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $4,461,000 compared to approximately $4,547,000 for the corresponding period of 1997. The net decrease in cash and cash equivalents for the nine months ended September 30, 1998 is approximately $507,000 compared to a net increase in cash and cash equivalents of approximately $232,000 for the corresponding period of 1997. Net cash provided by operating activities decreased primarily due to increases in receivable and deposits and other assets, which include prepaid expenses, due to the timing of payments.

Partially offsetting these decreases is an increase in net income, as discussed above, and an increase in accrued property taxes. Net cash used in investing activities increased due to restricted escrow deposits required by the terms of the new debt agreements, partially offset by a decrease in property improvements and replacements in 1998 as compared to 1997. Net cash provided by financing activities increased due to distributions paid to partners in 1998, with none paid in 1997, combined with loan costs paid in 1998 related to the refinancing of debt. Partially offsetting these increases in cash used are proceeds from long-term borrowings in excess of the repayment of prior debt.

Prior to July 30, 1998, the Partnership's properties were cross-collateralized by a zero coupon first mortgage which secured the entire amount of the note payable. Interest accrued on the amount borrowed at a contract rate of 10.9 percent per annum, with the accrued interest added to principal each January and July. On July 30, 1998, the Partnership refinanced this indebtedness with new mortgage loans on each of the properties. As a result, the properties are no longer cross-collateralized. The new loan on the Woodview Apartments is in the principal amount of $5,600,000, bears interest at a rate of 6.64% per annum and requires monthly debt service payments of $35,912.97. The new mortgage encumbering Barrington Place Apartments is in the principal amount of $4,900,000, bears interest at a rate of 6.65% and requires monthly debt service payments of $31,456.28. Both mortgage loans mature on August 1, 2008. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The Partnership received net proceeds from these refinancings in the aggregate amount of approximately $1,549,000. In addition, the Partnership was required to establish escrows with the lender for tax and insurance costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent the additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. During the nine months ended September 30, 1998, the Partnership distributed cash from operations of approximately $480,000 and proceeds from prior year property sales of approximately $2,401,000. A subsequent distribution in the amount of $2,500,000 was paid in October 1998, with approximately $951,000 distributed from operations and $1,549,000 distributed from refinancing proceeds. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANCES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL, in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General believes the action to be without merit, and intends to vigorously defend it.

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

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled EVEREST PROPERTIES LLC
V. INSIGNIA FINANCIAL GROUP, INC., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)Exhibits:


       Exhibit 10.1 Repair Escrow Agreement dated July 30, 1998, between Fox Strategic Housing Income Partners, a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, related to the refinancing of debt on Woodview Apartments.

       Exhibit 10.2 Replacement Reserve Agreement dated July 30, 1998, between Fox Strategic Housing Income Partners, a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, related to the refinancing of debt on Woodview Apartments.

       Exhibit 10.3 Multi-family Note dated July 30, 1998, between Westlake East Associates Limited Partnership, an Ohio limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, related to the refinancing of debt on Barrington Place Apartments.

       Exhibit 10.4 Repair Escrow Agreement dated July 30, 1998, between Fox Strategic Housing Income Partners, a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, related to the refinancing of debt on Barrington Place Apartments.

       Exhibit 10.5 Replacement Reserve Agreement dated July 30, 1998, between Fox Strategic Housing Income Partners, a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, related to the refinancing of debt on Barrington Place Apartments.

       Exhibit 27 Financial Data Schedule, filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended September 30, 1998.




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



                           FOX STRATEGIC HOUSING INCOME PARTNERS


                           By:   FOX PARTNERS VIII
                                 Its General Partner

                           By:   FOX CAPITAL MANAGEMENT CORPORATION
                                 Its Managing General Partner

                           By:   /s/Patrick Foye
                                 Patrick Foye
                                 Executive Vice President

                           By:  /s/Timothy R. Garrick
                                Timothy R. Garrick
                                Vice President - Accounting
                                (Duly Authorized Officer)

                           Date: November 12, 1998