Form 10KSB
period 1998-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1999-03-30
CIK 800080

FORM 10-KSB.-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994 [NO FEE REQUIRED]


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

     55 Beattie Place, P.O. Box 1089
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $ 3,303,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE





                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Fox Strategic Housing Income Partners (the "Partnership or "Registrant") is a publicly-held limited partnership organized in June 1984, under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners VIII, a California general partnership, is the general partner of the Partnership.
Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI") are the general partners of Fox Partners VIII. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to this date.

The Partnership, through its public offering of Limited Partnership Units, sold 26,111 units aggregating $26,111,000. From April 1987 through February 28, 1989, the Partnership acquired one mobile home park and two apartment complexes. The Partnership continues to hold and operate the two apartment complexes as of the date of this filing (see "Item 2. Description of Properties"). Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

During the fourth quarter of 1997, an affiliate of the Managing General Partner acquired 3,919 Units of limited partnership interest in the Partnership (representing approximately 15% of the total outstanding units) pursuant to a tender offer. As a result of its ownership of these units, the affiliate could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take certain action with respect to a variety of matters. When voting on such matters, the affiliate would, in all likelihood, vote its units in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. See "Item
6. Management's Discussion and Analysis or Plan of Operation" for additional information with respect to this tender offer.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfers of Control

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC and NPI Equity Investments II, Inc. ("NPI Equity"), the managing partner of FRI until Insignia transferred on December 31, 1996, the stock of NPI Equity to its affiliate, Insignia Properties Trust ("IPT").

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the sole shareholder of the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                              Date of
          Property            Purchase     Type of Ownership          Use

Barrington Place Apartments     7/89    Fee ownership, subject     Apartment
 Westlake, Ohio                         to a first mortgage        164 units

Wood View Apartments            9/87    Fee ownership, subject     Apartment
 Atlanta, Georgia                       to a first mortgage        180 units

SCHEDULE OF PROPERTIES:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                      Gross
                     Carrying Accumulated                      Federal
      Property        Value   Depreciation   Rate    Method   Tax Basis
                        (in thousands)                      (in thousands)

Barrington Place     $11,451    $ 3,900    5-30 yrs.  S/L      $ 7,430

Wood View Apartments  10,014      3,153    5-30 yrs.  S/L        6,615

  Total              $21,465    $ 7,053                        $14,045

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties:


                   Principal                                  Principal

                   Balance At    Stated                        Balance

                  December 31,  Interest  Period   Maturity     Due At

Property              1998        Rate   Amortized   Date    Maturity (2)

                 (in thousands)                             (in thousands)


Barrington Place   $ 4,883       6.65%      (1)     8/1/08     $ 4,178

Wood View            5,580       6.64%      (1)     8/1/08       4,774


  Total            $10,463                                     $ 8,952


(1) The principal balance is being amortized over 360 months with a balloon payment due August 1, 2008.
(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Prior to July 30, 1998, the Partnership's properties were cross-collateralized by a zero coupon first mortgage which secured the entire amount of the note payable. Interest accrued on the amount borrowed at a contract rate of 10.9 percent per annum, with the accrued interest added to principal each January and July. On July 30, 1998, the Partnership refinanced this indebtedness with new mortgage loans on each of the properties. As a result, the properties are no longer cross-collateralized. The new loan on the Wood View Apartments was in the original principal amount of $5,600,000, bears interest at a rate of 6.64% per annum and requires monthly debt service payments of $35,912.97. The new mortgage encumbering Barrington Place Apartments was in the original principal amount of $4,900,000, bears interest at a rate of 6.65% and requires monthly debt service payments of $31,456.28. Both mortgage loans mature on August 1, 2008, with balloon payments due, at which time the properties will need to be refinanced or sold. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The Partnership received net proceeds from these refinancings in the aggregate amount of approximately $1,549,000. In addition, the Partnership was required to establish escrows with the lender for tax and insurance costs, capital improvements and repairs.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property are as follows:


                           Average Annual       Average Annual

                            Rental Rates           Occupancy

       Property           1998        1997       1998     1997


Barrington Place       $9,725/unit $9,409/unit   92%      93%

Wood View               9,081/unit  8,919/unit   95%      93%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that both of the properties are adequately insured and that each of the properties is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. No individual tenant leases 10% or more of the available rental space of the respective properties.

SCHEDULE OF REAL ESTATE TAXES AND RATES:



                             1998             1998

                            Billing           Rate

                        (in thousands)


Barrington Place             $163            5.30%

Wood View                     102            3.17%


CAPITAL IMPROVEMENTS

Barrington Place

During 1998, the Partnership completed approximately $44,000 of capital improvements at Barrington Place primarily consisting of floor covering. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $232,000 of capital improvements over the near term. Capital improvements budgeted for 1999 are expected to cost approximately $338,000 and include, but are not limited to, carpet and vinyl replacement, heating units, parking lot repairs, water heaters, landscaping, major building repairs and improvements to its recreational facility.

Wood View

Also, during 1998, the Partnership completed approximately $57,000 of capital improvements at Wood View primarily consisting of building improvements, floor covering and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $131,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, interior and exterior building improvements, which are expected to cost approximately $95,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Fox Strategic Housing Income Partners, et al. The complaint claims that the Partnership and the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The Managing General Partner believes the claims to be without merit and intends to vigorously defend the claims. The Managing General Partner is unable to determine the costs associated with this claim at this time.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1998.




                                    PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 26,111 Limited Partnership Units aggregating $26,111,000. As of December 31, 199, the Partnership had 26,111 units outstanding held by 1,311 Limited Partners of record. Affiliates of the Managing General Partner owned 4,132 units or 15.83% as of December 31, 1998. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

During the third quarter of 1998, the Partnership distributed cash from operations of approximately $480,000 ($18.01 per limited partnership unit) and proceeds from the 1994 sale of Lakewood Village Mobile Home Park of approximately $2,401,000 ($90.11 per limited partnership unit). In the fourth quarter of 1998, the Partnership distributed approximately $951,000 ($35.70 per limited partnership unit) and $1,549,000 ($58.13 per limited partnership unit) from operations and refinancing proceeds (refer to discussion in "Item 6. Management's Discussion and Analysis or Plan of Operation), respectively. No distributions were declared or paid during the year ended December 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998, was approximately $204,000 versus net income of approximately $106,000 for the year ended December 31, 1997. The increase in net income is attributable to an increase in rental income which was only partially offset by a slight decrease in other income with decreases primarily in property tax and interest expenses being offset by an increase in general and administrative expenses. The increase in rental income is due to an increase in rental rates at both of the Partnership's investment properties combined with overall decreases in concessions during 1998. Interest expense decreased due to the lower interest rates obtained on the refinanced loans encumbering the Partnership's properties. (See further discussion below). The decrease in property tax expense is due to a tax refund received at Wood View. General and administrative expenses increased due to partnership fees payable in connection with distributions to partners from operating cash flow. All other items of expense remained relatively constant for the comparable periods.

Included in general and administrative expenses for the years ended December 31, 1998 and 1997, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $2,127,000 as compared to approximately $4,968,000 at December 31, 1997. The net decrease in cash and cash equivalents for the year ended December 31, 1998 of approximately $2,841,000 is comprised of approximately $1,293,000 of cash provided by operating activities offset by approximately $226,000 and $3,908,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of capital improvements and deposits to restricted escrows as required by the new mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, payment of loan costs and distributions to partners, partially offset by proceeds from refinancing the mortgage debt on each of the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Partnership has budgeted approximately $433,000 in capital improvements for its investment properties in 1999. Budgeted capital improvements at Barrington Place include, but are not limited to, carpet and vinyl replacement, new heating units, parking lot repairs, new water heaters, landscaping, major building repairs and improvements to its recreational facility. Budgeted capital improvements for Wood View include, but are not limited to, interior and exterior building improvements. These capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Prior to July 30, 1998, the Partnership's properties were cross-collateralized by a zero coupon first mortgage which secured the entire amount of the note payable. Interest accrued on the amount borrowed at a contract rate of 10.9 percent per annum, with the accrued interest added to principal each January and July. On July 30, 1998, the Partnership refinanced this indebtedness with new mortgage loans on each of the properties. As a result, the properties are no longer cross-collateralized. The new loan on the Wood View Apartments was in the original principal amount of $5,600,000, bears interest at a rate of 6.64% per annum and requires monthly debt service payments of $35,912.97. The new mortgage encumbering Barrington Place Apartments was in the original principal amount of $4,900,000, bears interest at a rate of 6.65% and requires monthly debt service payments of $31,456.28. Both mortgage loans mature on August 1, 2008, with balloon payments due, at which time the properties will need to be refinanced or sold. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership received net proceeds from these refinancings in the aggregate amount of approximately $1,549,000. In addition, the Partnership was required to establish escrows with the lender for tax and insurance costs, capital improvements and repairs.

During the year ended December 31, 1998, the Partnership distributed cash from operations of approximately $480,000 and proceeds from the 1994 sale of Lakewood Village Mobile Home Park of approximately $2,401,000. A distribution in the amount of $2,500,000 was paid during the fourth quarter of 1998, with approximately $951,000 distributed from operations and $1,549,000 distributed from refinancing proceeds. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.




ITEM 7.  FINANCIAL STATEMENTS


FOX STRATEGIC HOUSING INCOME PARTNERS


LIST OF FINANCIAL STATEMENTS



Report of Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
  December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements






              Report of Ernst & Young LLP, Independent Auditors



To the Partners
Fox Strategic Housing Income Partners

We have audited the accompanying consolidated balance sheet of Fox Strategic Housing Income Partners as of December 31, 1998 and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Strategic Housing Income Partners at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP



Greenville, South Carolina
March 3, 1999




                          Independent Auditors' Report





To the Partners
Fox Strategic Housing Income Partners
a California Limited Partnership
Greenville, South Carolina

We have audited the accompanying consolidated statements of operations, changes in partners' capital (deficit) and cash flows of Fox Strategic Housing Income Partners, a California Limited Partnership (the "Partnership"), and its subsidiary, for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fox Strategic Housing Income Partners, a California Limited Partnership, and its subsidiary, for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                   /S/ IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants


New York, NY
January 26, 1998




                     FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



Assets

  Cash and cash equivalents                                           $ 2,127

  Receivables and deposits                                                310

  Restricted escrows                                                      125

  Other assets                                                            281

  Investment properties (Notes C and F):

     Land                                                   $ 3,119



     Buildings and related personal property                 18,346

                                                             21,465

     Less accumulated depreciation                           (7,053)   14,412

                                                                      $17,255


Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                                    $    17

  Due to general partner                                                   72

  Tenant security deposit liabilities                                      44

  Accrued property taxes                                                  171

  Accrued interest                                                         58

  Other liabilities                                                        53

  Mortgage notes payable (Notes C and F)                               10,463


Partners' Capital (Deficit)

  General partner's                                         $  (274)

  Limited partners' (26,111 units issued and outstanding)     6,651     6,377

                                                                      $17,255




          See Accompanying Notes to Consolidated Financial Statements




                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                 Years Ended December 31,

                                                    1998         1997

Revenues:

   Rental income                                  $ 2,957      $ 2,845

   Other income                                       346          359

       Total revenues                               3,303        3,204


Expenses:

   Operating                                        1,012        1,020

   General and administrative                         308          233

   Depreciation                                       637          626

   Interest                                           884          921

   Property taxes                                     258          298

       Total expenses                               3,099        3,098


Net income                                        $   204      $   106


Net income allocated to general partner           $    41      $    21


Net income allocated to limited partners              163           85


                                                  $   204      $   106


Net income per limited partnership unit           $  6.24      $  3.26


Distributions per limited partnership unit        $201.95      $    --


          See Accompanying Notes to Consolidated Financial Statements




                     FOX STRATEGIC HOUSING INCOME PARTNERS



       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                  Limited

                                Partnership    General     Limited

                                   Units      Partner's   Partners'    Total


Original capital contributions   26,111      $    --     $26,111     $26,111


Partners' (deficit) capital

   at December 31, 1996          26,111      $  (228)    $11,676     $11,448


Net income for the year ended

   December 31, 1997                 --           21          85         106


Partners' (deficit) capital

   at December 31, 1997          26,111         (207)     11,761      11,554


Distributions to partners            --         (108)     (5,273)     (5,381)


Net income for the year ended

   December 31, 1998                 --           41         163         204


Partner's (deficit) capital

   at December 31, 1998          26,111      $  (274)    $ 6,651     $ 6,377


          See Accompanying Notes to Consolidated Financial Statements




                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                      Years Ended December 31,

                                                         1998        1997

Cash flows from operating activities:

 Net income                                           $   204     $   106

 Adjustments to reconcile net income to net

cash provided by operating activities:

  Depreciation                                            637         626

  Amortization of loan costs                               44          40

  Change in accounts:

    Receivables and deposits                             (204)        100

    Other assets                                          (13)         (7)

    Accounts payable                                      (23)         11

    Due to general partner                                 72          --

    Tenant security deposit liabilities                    (5)        (19)

    Accrued property taxes                                 --          11

    Accrued interest payable                              578         881

    Other liabilities                                       3           5


         Net cash provided by operating activities      1,293       1,754


Cash flows from investing activities:

    Property improvements and replacements               (101)       (163)

    Deposits to restricted escrows                       (125)         --


         Net cash used in investing activities           (226)       (163)



Cash flows from financing activities:

    Proceeds from mortgage notes payable               10,500          --

    Repayment of mortgage note payable                 (8,712)       (938)

    Payments on mortgage notes payable                    (37)         --

    Loan costs paid                                      (278)         --

    Distributions to partners                          (5,381)         --


         Net cash used in financing activities         (3,908)       (938)


Net (decrease) increase in cash and cash equivalents   (2,841)        653


Cash and cash equivalents at beginning of period        4,968       4,315


Cash and cash equivalents at end of period            $ 2,127     $ 4,968


Supplemental disclosure of cash flow information:

Cash paid for interest                                $   261     $    --


Supplemental disclosure of noncash investing and

  financing activities:

     Accrued interest added to note payable principal $   876     $   883


          See Accompanying Notes to Consolidated Financial Statements







                     FOX STRATEGIC HOUSING INCOME PARTNERS

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Fox Strategic Housing Income Partners (the "Partnership") is a limited partnership organized under the laws of the State of California to operate and hold income-producing properties. The Partnership currently owns two apartment buildings located in Atlanta, Georgia, and Westlake, Ohio. Fox Partners VIII, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The director and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to this date. The Partnership was organized in 1984 and commenced operations in 1987. The capital contributions of $26,111,000 ($1,000 per unit) were made by the limited partners including one limited partnership unit purchased by an affiliate of FCMC.

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

In accordance with the Partnership Agreement, the Partnership's net loss was allocated 100% to the general partner until the cumulative loss allocated equaled cumulative income allocated to the general partner subsequent to December 31, 1991. This level was reached in 1996; thereafter, the net loss has been allocated 100% to the limited partners until their capital accounts are zero. For the years ended December 31, 1998, and 1997, the Partnership's net income has been allocated 20% to the general partner until cumulative income is equal to 2.0408 percent of the total Original Invested Capital. In addition, two percent of cash distributions are allocated to the general partner.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity approximates its carrying balance.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Income Tax: No provision has been made in the consolidated financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The unit holders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs: Loan costs of approximately $278,000 less accumulated amortization of approximately $21,000 are included in other assets and are being amortized on a straight-line basis over the lives of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on its rental payments.

Restricted Escrows:

     Capital Improvement: In conjunction with the refinancing of both the Barrington Place and Wood View Apartments mortgage notes payable in 1998, the Partnership established "Capital Improvement" escrows for certain capital improvements. At December 31, 1998, the balance in the accounts was approximately $103,000 and $22,000 for Barrington Place and Wood View Apartments, respectively.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note H" for required disclosures).

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $57,000 and $40,000 for the years ended December 31, 1998 and 1997, respectively.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of the mortgage notes payable are as follows:


                   Principal    Monthly                      Principal

                  Balance At    Payment    Stated             Balance

                 December 31,  Including  Interest Maturity   Due At

    Property         1998       Interest    Rate     Date    Maturity


Barrington Place  $ 4,883       $    31    6.65%    8/1/08   $ 4,178


Wood View           5,580            36    6.64%    8/1/08     4,774


Total             $10,463       $    67                      $ 8,952


Prior to July 30, 1998, the Partnership's properties were cross-collateralized by a zero coupon first mortgage which secured the entire amount of the note payable. Interest accrued on the amount borrowed at a contract rate of 10.9 percent per annum, with the accrued interest added to principal each January and July. On July 30, 1998, the Partnership refinanced this indebtedness with new mortgage loans on each of the properties. As a result, the properties are no longer cross-collateralized. The new loan on the Wood View Apartments was in the original principal amount of $5,600,000, bears interest at a rate of 6.64% per annum and requires monthly debt service payments of $35,912.97. The new mortgage encumbering Barrington Place Apartments was in the original principal amount of $4,900,000, bears interest at a rate of 6.65% and requires monthly debt service payments of $31,456.28. Both mortgage loans mature on August 1, 2008, at which time balloon payments will be due. The Partnership received net proceeds from these refinancings in the aggregate amount of approximately $1,549,000. In addition, the Partnership was required to establish escrows with the lender for tax and insurance costs, capital improvements and repairs. Further, the properties may not be sold subject to existing indebtedness.

Amortization of loan costs related to the current and previous mortgages totaled approximately $44,000 and $40,000 for the years ended December 31, 1998 and 1997, respectively.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):

   1999     $   117
   2000         125
   2001         133
   2002         142
   2003         152
Thereafter    9,794
            $10,463

NOTE D - INCOME TAXES

The Partnership files its tax return on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of the net income per the consolidated financial statements to the net taxable income (loss) to partners is as follows (in thousands, except unit data):


                                 1998         1997


Net income as reported          $  204        $ 106

Add (deduct):

 Depreciation differences          (52)         (52)

 Other                             142            2


Federal taxable income          $  294        $  56


Federal taxable income per

 limited partnership unit       $11.03        $2.10


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


Net assets as reported                      $6,377

 Land and buildings                            148

 Accumulated depreciation                     (516)

 Syndication and distribution costs            757

 Other                                         207


Net assets - Federal tax basis              $6,973




NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and its affiliates were incurred during the years ended December 31, 1998 and 1997:


                                                         1998        1997

                                                          (in thousands)

Property management fees (included in operating

  expenses)                                             $158         $153

Reimbursement for services of affiliates (included

  in general and administrative and operating

  expenses and investment properties) (1)                 61           74


(1)Included in "Reimbursements for services of affiliates" for 1998 and 1997 is approximately $1,000 and $2,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner, were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates $158,000 and $153,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $61,000 and $74,000 for the years ended December 31, 1998 and 1997, respectively.

In addition, the General Partner earned $115,000 in Partnership
Management Fees for 1998, of which $72,000 are subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital, as defined in the Partnership Agreement. No fees were earned for 1997.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 11,750 of the outstanding units of limited partnership interest in the Partnership at $260.00 per Unit, net to the seller in cash. As a result of the tender offer the affiliate acquired 3,919. AIMCO currently owns, through its affiliates, a total of 4,132 units or 15.83%. As a result of its ownership of these units, the affiliate could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the units are entitled to take certain action with respect to a variety of matters. When voting on such matters, the affiliate would, in all likelihood, vote its units in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                        Initial Cost

                                       To Partnership

                                       (in thousands)

                                              Buildings       Cost

                                             and Related   Capitalized

                                              Personal    Subsequent to

    Description       Encumbrances    Land    Property     Acquisition

                     (in thousands)                      (in thousands)


Barrington Place       $ 4,883      $ 1,152   $10,180       $   119

Wood View Apartments     5,580        1,981     7,366           667


 Totals                $10,463      $ 3,133   $17,546       $   786






                Gross Amount At Which Carried

                     At December 31, 1998

                        (in thousands)


                          Buildings

                         And Related

                          Personal             Accumulated     Year Of     Date   Depreciable

  Description     Land    Property    Total    Depreciation Construction Acquired Life-Years

                                              (in thousands)


Barrington Place $1,138   $10,313    $11,451    $3,900          1989      07/89      5-30


Wood View         1,981     8,033     10,014     3,153          1982      09/87      5-30


 Totals          $3,119   $18,346    $21,465    $7,053





Reconciliation of "Real Estate and Accumulated Depreciation":


                                    Years Ended December 31,

                                        1998         1997

                                         (in thousands)


Real Estate


Balance at beginning of year         $21,364       $21,201

Property improvements                    101           163


Balance at end of year               $21,465       $21,364


Accumulated Depreciation


Balance at beginning of year         $ 6,416       $ 5,790

Additions charged to expense             637           626


Balance at end of year               $ 7,053       $ 6,416



The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is approximately $21,614,000 and $21,513,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $7,569,000 and $6,880,000, respectively.

NOTE G - DISTRIBUTIONS

During the third quarter of 1998, the Partnership distributed cash from operations of approximately $480,000 and proceeds from the 1994 sale of Lakewood Village Mobile Home Park of approximately $2,401,000. In the fourth quarter of 1998, the Partnership distributed approximately $951,000 and $1,549,000 from operations and refinancing proceeds, respectively. No distributions were declared or paid during the year ended December 31, 1997.

NOTE H - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in two states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                1998                   Residential      Other        Totals
                                                    (in thousands)
Rental income                         $ 2,957       $    --       $ 2,957
Other income                              218           128           346
Interest expense                          884            --           884
Depreciation                              637            --           637
General and administrative expense         --           236           236
Segment profit (loss)                     384          (108)          276
Total assets                           17,143           112        17,255
Capital expenditures for investment
 properties                               101            --           101

                1997                   Residential      Other        Totals
                                                    (in thousands)
Rental income                         $ 2,845       $    --       $ 2,845
Other income                              187           172           359
Interest expense                          921            --           921
Depreciation                              626            --           626
General and administrative expense         --           233           233
Segment profit (loss)                     167           (61)          106
Total assets                           16,391         3,665        20,056
Capital expenditures for investment
 properties                               163            --           163

NOTE I - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Fox Strategic Housing Income Partners, et al. The complaint claims that the Partnership and the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The Managing General Partner believes the claims to be without merit and intends to vigorously defend the claims. The Managing General Partner is unable to determine the costs associated with this claim at this time.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective November 10, 1998, the Registrant dismissed its prior Independent Auditors, Imowitz Koenig & Company ("Imowitz"). Imowitz' Independent Auditors' Report on Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 1997 and through November 10, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through November 24, 1998, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-B.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The general partner of Fox Strategic Housing Income Partners (the "Partnership" or the "Registrant") is Fox Partners VIII. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI").

The names and ages of, as well as the positions and offices held by, the executive officers and directors of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, as of December 31, 1998, no person was known by the Registrant to own of record or beneficially more than five percent of the Limited Partnership Units of the Registrant:

                                        NUMBER OF      PERCENT



NAME AND ADDRESS                          UNITS       OF TOTAL

IPLP Acquisition I LLC ("IPLP LLC")     3,919.00       15.01%
Insignia Properties LP ("IPLP")           213.00         .82%

IPLP LLC and IPLP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29601.

Except as described above, neither FCMC nor any of the directors or officers of FCMC own any Units of the Partnership of record or beneficially.

Affiliates of the Managing General Partner hold a total of 4,132 units in the Partnership (representing approximately 15.83% of the total outstanding units). As a result of its ownership of these units, these affiliates could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take certain action with respect to a variety of matters. When voting on such matters, the affiliates would, in all likelihood, vote its units in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 15.83% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of FCMC.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and its affiliates were incurred during the years ended December 31, 1998 and 1997:

                                                      1998        1997

                                                        (in thousands)

Property management fees                              $158        $153

Reimbursement for services of affiliates (1)            61          74


(1)Included in "Reimbursements for services of affiliates" for 1998 and 1997 is approximately $1,000 and $2,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner, were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership's paid to such affiliates $158,000 and $153,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $61,000 and $74,000 for the years ended December 31, 1998 and 1997, respectively.

In addition, the General Partner earned $115,000 in Partnership
Management Fees for 1998, of which $72,000 are subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital, as defined in the Partnership Agreement. No fees were earned for 1997.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 11,750 of the outstanding units of limited partnership interest in the Partnership at $260.00 per Unit, net to the seller in cash. As a result of the tender offer the affiliate acquired 3,919 or approximately 15% of the total outstanding limited partner units of the Partnership. As a result of its ownership of these units, the affiliate could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the units are entitled to take certain action with respect to a variety of matters. When voting on such matters, the affiliate would, in all likelihood, vote its units in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

 2.1 Agreement and Plan of Merger dated as of October 1,1998, by and between AIMCO and IPT; incorporated by reference to Registrant's Current Report on Form 8-K dated October 1, 1998.

10.1* Repair Escrow Agreement dated July 30, 1998, between Fox Strategic Housing Income Partners, a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, related to the refinancing of debt on Wood View Apartments.

10.2* Replacement Reserve Agreement dated July 30, 1998, between Fox Strategic Housing Income Partners, a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, related to the refinancing of debt on Wood View Apartments.

10.3* Multi-family Note dated July 30, 1998, between Westlake East Associates Limited Partnership, an Ohio limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, related to the refinancing of debt on Barrington Place Apartments.

10.4* Repair Escrow Agreement dated July 30, 1998, between Fox Strategic Housing Income Partners, a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, related to the refinancing of debt on Barrington Place Apartments.

10.5* Replacement Reserve Agreement dated July 30, 1998, between Fox Strategic Housing Income Partners, a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, related to the refinancing of debt on Barrington Place Apartments.

10.6 Multi-Family Note dated July 30, 1998, between Fox Strategic Housing Income Partners, a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, related to the refinancing of debt on Wood View Apartments, filed as an exhibit to this report.

       *Filed as Exhibits 10.1 through 10.5, respectively, to Form 10-QSB - Quarterly or Transitional Report filed on November 12, 1998 and incorporated herein by reference.

16 Letter dated November 11, 1998, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in Current Report on Form 8-K filed on November 16, 1998.

27      Financial Data Schedule, filed as an exhibit to this report.

(b)          Reports on Form 8-K filed during the fourth quarter of 1998:

             Current Report on Form 8-K, dated October 1, 1998 and filed on October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

             Current Report on Form 8-K, dated November 10, 1998 and filed on November 16, 1998, disclosing dismissal of Imowitz Koenig & Co., LLP as Registrant's certifying accountant.

             Current Report on Form 8-K, dated and filed on December 9, 1998, disclosing appointment of Ernst & Young LLP as certifying accountants for the year ended December 31, 1998.



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



                            FOX STRATEGIC HOUSING INCOME PARTNERS
                            (a California Limited Partnership)

                            By: FOX PARTNERS VIII
                                Its General Partner

                            By: Fox Capital Management Corporation
                                Its Managing General Partner


                            By: /s/ Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President


                            By: /s/ Timothy R. Garrick
                                Timothy R. Garrick
                                Vice President - Accounting


                            Date: March 30, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Patrick J. Foye       Executive Vice President        Date: March 30, 1999
Patrick J. Foye           and Director

/s/ Timothy R. Garrick    Vice President - Accounting     Date: March 30, 1999
Timothy R. Garrick        and Director