Form 10QSB
period 1999-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1999-04-30
CIK 800080

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

                 For the quarterly period ended March 31, 1999

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


ITEM 1.   FINANCIAL STATEMENTS



a)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999




Assets

    Cash and cash equivalents                                 $  2,261

  Receivables and deposits                                         232

    Restricted escrows                                             125

    Other assets                                                   250

    Investment properties:

         Land                                      $   3,119

         Buildings and related personal property      18,386

                                                      21,505

         Less accumulated depreciation                (7,216)   14,289

                                                              $ 17,157


Liabilities and Partners' (Deficit) Capital

Liabilities

     Accounts payable                                         $     15

     Due to general partner                                         72

     Tenant security deposit liabilities                            43

     Accrued property taxes                                         55

  Accrued interest                                                  58

  Other liabilities                                                 47

  Mortgage notes payable                                        10,434


Partners' (Deficit) Capital:

     General partner                               $   (263)

     Limited partners

       (26,111 units issued and outstanding)          6,696      6,433

                                                              $ 17,157

          See Accompanying Notes to Consolidated Financial Statements
b)

                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                Three Months Ended

                                                    March 31,

                                                 1999        1998

Revenues:

  Rental income                                $  688      $  714

  Other income                                     50         100

       Total revenues                             738         814


Expenses:

  Operating                                       228         231

  General and administrative                       58          55

  Depreciation                                    163         158

  Interest                                        183         231

  Property taxes                                   50          63

       Total expenses                             682         738


Net income                                     $   56      $   76


Net income allocated to general partner        $   11      $   15

Net income allocated to limited partners           45          61


                                               $   56      $   76


Net income per limited partnership unit        $ 1.72      $ 2.34

          See Accompanying Notes to Consolidated Financial Statements

c)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)





                                  Limited

                                Partnership  General    Limited

                                   Units     Partner    Partners    Total


Original capital contributions      26,111   $     --   $  26,111 $  26,111


Partners' (deficit) capital at

   December 31, 1998                26,111   $   (274)  $   6,651 $   6,377


Net income for the three months

ended March 31, 1999                    --         11          45        56


Partners' (deficit) capital at

   March 31, 1999                   26,111   $   (263)  $   6,696 $   6,433
          See Accompanying Notes to Consolidated Financial Statements

d)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                     Three Months Ended
                                                         March 31,

                                                      1999        1998

Cash flows from operating activities:

  Net income                                         $    56    $    76

  Adjustments to reconcile net income to

   net cash provided by operating activities:

    Depreciation                                         163        158

    Amortization of loan costs                             9         10

    Change in accounts:

      Receivables and deposits                            78        (63)

      Other assets                                        22          6

      Accounts payable                                    (2)       (29)

      Tenant security deposit liabilities                 (1)         5

      Accrued property taxes                            (116)       (19)

      Accrued interest payable                            --        221

      Other liabilities                                   (6)        (3)


   Net cash provided by operating activities             203        362


Cash flows used in investing activities:

    Property improvements and replacements               (40)       (29)


Cash flows used in financing activities:

    Payments on mortgage notes payable                   (29)        --


Net increase in cash and cash equivalents                134        333


Cash and cash equivalents at beginning of period       2,127      4,968


Cash and cash equivalents at end of period           $ 2,261    $ 5,301


Supplemental disclosure of cash flow information:

    Cash paid for interest                           $   174    $    --


Supplemental information of non-cash

  financing activities:

   Beginning accrued interest added to note

     payable principal                               $   --     $   356

          See Accompanying Notes to Consolidated Financial Statements



                     FOX STRATEGIC HOUSING INCOME PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation: The consolidated financial statements include the statements of the Partnership and a wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.



NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and its affiliates were incurred during the three months ended March 31, 1999 and 1998:


                                                        1999       1998

                                                        (in thousands)

Property management fees (included in operating

  expenses)                                            $ 36       $ 38



Reimbursement for services of affiliates (included

  in general and administrative expenses)                15         16


During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $36,000 and $38,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $15,000 and $16,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes located in Ohio and Georgia. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                1999                  Residential      Other       Totals
                                                  (in thousands)
Rental income                         $   688        $    --      $   688
Other income                               49              1           50
Interest expense                          183             --          183
Depreciation                              163             --          163
General and administrative expense         --             58           58
Segment profit (loss)                     113            (57)          56
Total assets                           16,912            245       17,157
Capital expenditures for investment
 properties                                40             --           40

                1998                  Residential      Other       Totals
                                                  (in thousands)
Rental income                         $   714        $    --      $   714
Other income                               57             43          100
Interest expense                          231             --          231
Depreciation                              158             --          158
General and administrative expense         --             55           55
Segment profit (loss)                      88            (12)          76
Total assets                           16,651          3,656       20,307
Capital expenditures for investment
 properties                                29             --           29



NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Fox Strategic Housing Income Partners, et al. The complaint claims that the Partnership and the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE F - SUBSEQUENT EVENT - TENDER OFFER

On April 30, 1999, AIMCO Properties, L.P., an affiliate of AIMCO, commenced a tender offer to purchase up to 11,750 (45%) units of limited partnership interest in the Partnership for a purchase price of $200 per unit. The offer is scheduled to expire on May 28, 1999, unless extended.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                                 Average Occupancy

Property                                          1999        1998

Barrington Place Apartments

  Westlake, Ohio                                  77%          92%


Wood View Apartments

  Atlanta, Georgia                                95%          92%


The Managing General Partner attributes the decrease in occupancy at Barrington Place to increased competition in the local market. The Partnership has implemented a more aggressive marketing campaign in an attempt to increase occupancy. The Managing General Partner attributes the increase in occupancy at Wood View Apartments to a greater emphasis on lease renewals as compared to the prior year.

Results of Operations

The Partnership's net income for the three months ended March 31, 1999 was approximately $56,000 versus net income of approximately $76,000 for the three months ended March 31, 1998. The decrease in net income is attributable to a decrease in revenues which more than offset a decrease in expenses. Revenues decreased due to decreases in both rental and other income. The decrease in rental income is due to a decrease in occupancy at the Partnership's Barrington Place property as discussed above, partially offset by an increase in rental rates at both investment properties and an increase in occupancy at Wood View Apartments. The decrease in other income is primarily attributable to a decrease in interest income due to lower average cash balances for the three months ended March 31, 1999 as compared to the same period of 1998. Overall expenses decreased primarily due to decreases in interest and property tax expenses. Interest expense decreased due to the lower interest rates obtained on the refinanced loans encumbering the Partnership's properties (see further discussion below). The decrease in property tax expense is primarily due to a decrease in the effective tax rate for the Barrington Place property. All other items of expense remained relatively constant for the comparable periods.

Included in general and administrative expenses for the three months ended March 31, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $2,261,000 as compared to approximately $5,301,000 at March 31, 1998. The net increase in cash and cash equivalents for the three months ended March 31, 1999 is approximately $134,000 from the Partnership's year ended December 31, 1998 and is comprised of approximately $203,000 of cash provided by operating activities which was partially offset by approximately $40,000 and $29,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Barrington Place

During the three months ended March 31, 1999, the Partnership expended approximately $12,000 for capital improvements at Barrington Place primarily consisting of floor covering. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $232,000 of capital improvements over the near term. Capital improvements budgeted for 1999 are expected to cost approximately $338,000 and include, but are not limited to, carpet and vinyl replacement, heating units, parking lot repairs, water heaters, landscaping, major building repairs and improvements to its recreational facility.

Wood View

During the three months ended March 31, 1999, the Partnership expended approximately $28,000 for capital improvements at Wood View primarily consisting of roof replacement and floor covering. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $131,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, interior and exterior building improvements, which are expected to cost approximately $95,000.

The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Prior to July 30, 1998, the Partnership's properties were cross-collateralized by a zero coupon first mortgage which secured the entire amount of the note payable. Interest accrued on the amount borrowed at a contract rate of 10.9 percent per annum, with the accrued interest added to principal each January and July. On July 30, 1998, the Partnership refinanced this indebtedness with new mortgage loans on each of the properties. As a result, the properties are no longer cross-collateralized. The new loan on the Wood View Apartments was in the original principal amount of $5,600,000, bears interest at a rate of 6.64% per annum and requires monthly debt service payments of approximately $36,000. The new mortgage encumbering Barrington Place Apartments was in the original principal amount of $4,900,000, bears interest at a rate of 6.65% and requires monthly debt service payments of approximately $31,000. Both mortgage loans mature on August 1, 2008, with balloon payments due, at which time the properties will need to be refinanced or sold. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No distributions were declared or paid during either of the three month periods ended March 31, 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On April 30, 1999, AIMCO Properties, L.P., an affiliate of AIMCO, commenced a tender offer to purchase up to 11,750 (45%) units of limited partnership interest in the Partnership for a purchase price of $200 per unit. The offer is scheduled to expire on May 28, 1999, unless extended.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:




During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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




                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Fox Strategic Housing Income Partners, et al. The complaint claims that the Partnership and the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



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