Form 10QSB
period 1999-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1999-08-12
CIK 800080

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

                  For the quarterly period ended June 30, 1999

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

ITEM 1.   FINANCIAL STATEMENTS

a)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

    Cash and cash equivalents                                    $  2,432

  Receivables and deposits                                            291

    Restricted escrows                                                105

    Other assets                                                      255

    Investment properties:

         Land                                      $   3,119

         Buildings and related personal property      18,430

                                                      21,549

         Less accumulated depreciation                (7,375)      14,174

                                                                 $ 17,257
Liabilities and Partners' (Deficit) Capital

Liabilities

     Accounts payable                                            $     20

     Due to general partner                                            72

     Tenant security deposit liabilities                               46

     Accrued property taxes                                           121

     Other liabilities                                                111

     Mortgage notes payable                                        10,406

Partners' (Deficit) Capital:

     General partner's                             $   (253)

     Limited partners'

       (26,111 units issued and outstanding)          6,734         6,481

                                                                 $ 17,257


          See Accompanying Notes to Consolidated Financial Statements
b)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                Three Months Ended         Six Months Ended

                                     June 30,                  June 30,

                                 1999         1998        1999          1998

Revenues:

  Rental income                $   707     $   755      $ 1,395      $ 1,469

  Other income                      56         101          106          201

    Total revenues                 763         856        1,501        1,670

Expenses:

 Operating                         248         252          476          483

 General and administrative         67          51          125          106

 Depreciation                      159         158          322          316

 Interest                          171         236          354          467

 Property taxes                     67          64          117          127

    Total expenses                 712         761        1,394        1,499

Net income                     $    51     $    95      $   107      $   171

Net income allocated

  to general partner           $    10     $    19      $    21      $    34

Net income allocated

  to limited partners               41          76           86          137

                               $    51     $    95      $   107      $   171

Net income per limited

  partnership unit             $  1.57     $  2.91      $  3.29      $  5.24

Distribution per limited

  partnership unit             $   .11     $    --      $   .11      $    --


          See Accompanying Notes to Consolidated Financial Statements
c)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited

                                  Partnership     General       Limited

                                     Units       Partner's     Partners'      Total


Original capital contributions       26,111       $     --    $  26,111     $  26,111


Partners' (deficit) capital at

   December 31, 1998                 26,111       $   (274)   $   6,651     $   6,377


Net income for the six months

   ended June 30, 1999                   --             21           86           107


Distribution to

   limited partners                      --             --           (3)           (3)


Partners' (deficit) capital at

   June 30, 1999                     26,111       $   (253)   $   6,734     $   6,481


          See Accompanying Notes to Consolidated Financial Statements

d)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Six Months Ended

                                                             June 30,

                                                        1999          1998

Cash flows from operating activities:

 Net income                                         $    107      $    171

 Adjustments to reconcile net income to net

   cash provided by operating activities:

   Depreciation                                          322           316

   Amortization of loan costs                              6            21

   Interest added to note payable principal               --            71

   Change in accounts:

     Receivables and deposits                             19          (111)

     Other assets                                         20             2

      Accounts payable                                     3           (26)

      Tenant security deposit liabilities                  2             4

      Accrued property taxes                             (50)          (28)

      Accrued interest payable                            --           375

      Other liabilities                                   --           (11)

         Net cash provided by operating activities       429           784

Cash flows from investing activities:

  Property improvements and replacements                 (84)          (47)

  Withdrawals from restricted escrows                     20            --

         Net cash used in investing activities           (64)          (47)

Cash flows from financing activities:

  Distributions to partners                               (3)           --

Payments on mortgage notes payable                       (57)           --

Net cash used in financing activities                    (60)           --

Net increase in cash and cash equivalents                305           737

Cash and cash equivalents at beginning of period       2,127         4,968

Cash and cash equivalents at end of period          $  2,432      $  5,705

Supplemental disclosure of cash flow information:

  Cash paid for interest                            $    347      $     --

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


          See Accompanying Notes to Consolidated Financial Statements




                     FOX STRATEGIC HOUSING INCOME PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation: The consolidated financial statements include the statements of the Partnership and Westlake East Associates, L.P., a wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and its affiliates were incurred during the six months ended June 30, 1999 and 1998:

                                                          1999          1998

                                                            (in thousands)

Property management fees (included in operating

  expenses)                                               $ 74          $ 78

Reimbursement for services of affiliates (included

  in general and administrative expenses)                   24            31

Due to General Partner                                      72            72

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $78,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $24,000 and $31,000 for the six months ended June 30, 1999 and 1998, respectively.

In addition, the General Partner earned $115,000 in Partnership Management Fees for 1998, of which $72,000 are subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital, as defined in the Partnership Agreement.

On April 30, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 11,750 (45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $260 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,156.00 units. As a result, AIMCO and its affiliates currently own 5,288 units of limited partnership interest in the Partnership representing 20.25 of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other       Totals
                                                      (in thousands)

Rental income                           $ 1,395       $    --       $ 1,395
Other income                                103             3           106
Interest expense                            354            --           354
Depreciation                                322            --           322
General and administrative expense           --           125           125
Segment profit (loss)                       229          (122)          107
Total assets                             17,078           179        17,257
Capital expenditures for investment
 properties                                  84            --            84

                 1998                   Residential     Other       Totals
                                                      (in thousands)

Rental income                           $ 1,469       $    --       $ 1,469
Other income                                114            87           201
Interest expense                            467            --           467
Depreciation                                316            --           316
General and administrative expense           --           106           106
Segment profit (loss)                       190           (19)          171
Total assets                             16,703         3,909        20,612
Capital expenditures for investment
 properties                                  47            --            47

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

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Fox Strategic Housing Income Partners, et al. The complaint claims that the Partnership and the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1999 and 1998:

                                                 Average Occupancy

Property                                          1999        1998

Barrington Place Apartments
  Westlake, Ohio                                  83%          95%

Wood View Apartments
  Atlanta, Georgia                                95%          93%

The Managing General Partner attributes the decrease in occupancy at Barrington Place to increased competition in the local market. The Partnership has implemented a more aggressive marketing campaign in an attempt to increase occupancy which resulted in an occupancy of 96% at June 30, 1999.

Results of Operations

The Partnership's net income for the six months ended June 30, 1999, was approximately $107,000 as compared to net income of approximately $171,000 for the six months ended June 30, 1998. The Partnership reported net income for the three months ended June 30, 1999, of approximately $51,000 as compared to net income of approximately $95,000 for the corresponding period of 1998. The decrease in net income is attributable to a decrease in total revenues which more than offset a decrease in total expenses. Total revenues for the comparable periods decreased due to decreases in both rental and other income. The decrease in rental income is due to a decrease in occupancy at the Barrington Place property as discussed above, which was partially offset by an increase in rental rates and occupancy at the Wood View property. The decrease in other income is primarily attributable to a decrease in interest income due to lower average cash balances for the six months ended June 30, 1999, as compared to the same period of 1998 due to a distribution to the partners during the third quarter of 1998. Overall expenses for the comparable periods decreased primarily due to a decrease in interest expense partially offset by an increase in general and administrative expense. Interest expense decreased due to the lower interest rates obtained on the refinanced loans encumbering the Partnership's properties, as discussed below. The increase in general and administrative expense is primarily due to an increase in legal expenses related to settlement of a lawsuit (see "Item 1. Financial Statements, Note E - Legal Proceedings" for further discussion). All other items of expense remained relatively constant for the comparable periods.

Included in general and administrative expenses for the six months ended June 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $2,432,000 as compared to approximately $5,705,000 at June 30, 1998. The net increase in cash and cash equivalents for the six months ended June 30, 1999, is approximately $305,000 from the Partnership's year ended December 31, 1998, and is comprised of approximately $429,000 of cash provided by operating activities which was partially offset by approximately $64,000 and $60,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements which was partially offset by withdrawals from restricted escrows. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

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

Barrington Place

During the six months ended June 30, 1999, the Partnership expended approximately $29,000 for capital improvements at Barrington Place primarily consisting of floor covering. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $232,000 of capital improvements over the next several years. Capital improvements budgeted for 1999 include, but are not limited to, approximately $338,000 and which include certain of the required improvements and consist of carpet and vinyl replacement, heating units, parking lot repairs, water heaters, landscaping, major building repairs and improvements to its recreational facility.

Wood View

During the six months ended June 30, 1999, the Partnership expended approximately $55,000 for capital improvements at Wood View primarily consisting of roof repairs, recreation facility upgrades, and floor covering. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $131,000 of capital improvements over the next several years. Capital improvements budgeted for 1999 include, but are not limited to, approximately $95,000 which include certain of the required improvements and consist of interior and exterior building improvements.

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

No distributions were declared or paid during the six month periods ended June 30, 1999 and 1998. In April 1999, the Partnership paid approximately $3,000 for withholding taxes on behalf of the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On April 30, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 11,750 (45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $260 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,156.00 units. As a result, AIMCO and its affiliates currently own 5,288 units of limited partnership interest in the Partnership representing 20.25 of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Fox Strategic Housing Income Partners, et al. The complaint claims that the Partnership and the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.

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


                              FOX STRATEGIC HOUSING INCOME PARTNERS
                              (a California Limited Partnership)

                              By:  FOX PARTNERS VIII
                                   Its General Partner

                              By:  Fox Capital Management Corporation
                                   Its Managing General Partner

                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President
                                   Finance and Administrator

                              Date:  August 12, 1999