Form 10QSB
period 1999-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 1999-11-15
CIK 800080

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)


                               September 30, 1999



Assets
Cash and cash equivalents                                          $    662
Receivables and deposits                                                350
Restricted escrows                                                      106
Other assets                                                            252
Investment properties:
Land                                                     $  3,119
Buildings and related personal property                    18,565
                                                           21,684
Less accumulated depreciation                              (7,508)   14,176
                                                                   $ 15,546
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                   $     38
Due to general partner                                                  164
Tenant security deposit liabilities                                      44
Accrued property taxes                                                  202
Other liabilities                                                       109
Mortgage notes payable                                               10,376
Partners' (Deficit) Capital
General partner                                           $  (291)
Limited partners (26,111 units issued and
outstanding)                                                4,904     4,613
                                                                   $ 15,546

          See Accompanying Notes to Consolidated Financial Statements


b)

                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                   1999        1998        1999         1998
Revenues:
Rental income                    $   734    $   757      $ 2,129      $ 2,226
Other income                          54         96          160          297
Total revenues                       788        853        2,289        2,523
Expenses:
Operating                            252        281          728          764
General and administrative           152         53          277          159
Depreciation                         133        158          455          474
Interest                             179        199          533          666
Property taxes                        80         72          197          199
Total expenses                       796        763        2,190        2,262

Net (loss) income                $    (8)   $    90     $     99      $   261

Net (loss) income allocated
to general partner               $    (2)   $    18     $     20      $    52
Net (loss) income allocated
to limited partners                   (6)        72           79          209

                                 $    (8)   $    90      $    99      $   261
Net (loss) income per limited
   partnership unit              $  (.23)   $  2.75      $  3.03      $  8.00

Distributions per
   limited partnership unit      $ 69.82    $108.12      $ 69.93      $108.12

          See Accompanying Notes to Consolidated Financial Statements


c)

                     FOX STRATEGIC HOUSING INCOME PARTNERS

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General    Limited
                                    Units      Partner    Partners     Total

Original capital contributions      26,111      $   --    $26,111     $26,111

Partners' (deficit) capital at
December 31, 1998                   26,111      $ (274)   $ 6,651     $ 6,377

Net income for the nine months
ended September 30, 1999                --          20         79          99

Distributions to partners               --         (37)    (1,826)     (1,863)

Partners' (deficit) capital
   at September 30, 1999            26,111     $  (291)   $ 4,904     $ 4,613


          See Accompanying Notes to Consolidated Financial Statements



d)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1999        1998
Cash flows from operating activities:
Net income                                                $    99      $   261
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                  455          474
Amortization of loan costs                                     14           29
   Change in accounts:
Receivables and deposits                                      (40)        (225)
Other assets                                                   15         (103)
Accounts payable                                               21          (24)
Accrued property taxes                                         31           43
Accrued interest payable                                       --          578
Due to general partner                                         92           --
Other liabilities                                              (2)          (3)

  Net cash provided by operating activities                   685        1,030

Cash flows from investing activities:
Property improvements and replacements                       (219)         (71)
Net withdrawals from (deposits to) restricted escrows          19         (125)

  Net cash used in investing activities                      (200)        (196)

Cash flows from financing activities:
Proceeds from long term borrowings                             --       10,500
Repayment of mortgage notes payable                            --       (8,712)
Loan costs paid                                                --         (239)
Distributions to partners                                  (1,863)      (2,881)
Payments on mortgage notes payable                            (87)          (9)

  Net cash used in financing activities                    (1,950)      (1,341)

Net decrease in cash and cash equivalents                  (1,465)        (507)

Cash and cash equivalents at beginning of period            2,127        4,968

Cash and cash equivalents at end of period                $   662      $ 4,461

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $   520      $    58
Supplemental disclosure of non cash investing and
financing activities:
Beginning accrued interest added to note payable          $    --      $   876

          See Accompanying Notes to Consolidated Financial Statements


e)
                     FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A _ BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation: The consolidated financial statements include the statements of the Partnership and Westlake East Associates, L.P., a limited partnership in which the partnership owns a 100% interest. All significant inter-partnership transactions and balances have been eliminated.

NOTE B _ TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C _ TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses) $114 $118 Reimbursement for services of affiliates (included in investment properties and general and administrative
 expenses)                                                       40        46
Partnership management fee (included in general and
 expenses)                                                      149       115

During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $114,000 and $118,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $40,000 and $46,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these amounts is approximately $6,000 and $1,000 of construction service reimbursements for the nine months ended September 30, 1999 and 1998, respectively.

In addition, the general partner earned $149,000 and $115,000 in Partnership Management fees for 1999 and 1998, respectively, of which $92,000 and $72,000 are subordinated to the limited Partner's annual receipt of 8% of Adjusted Investment Capital, as defined in the Partnership Agreement during 1999 and 1998, respectively.

On April 30, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 11,750 (45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $260 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,156.00 units. As a result, AIMCO and its affiliates currently own 5,328 units of limited partnership interest in the Partnership representing 20.41% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (See "Note G - Legal Proceedings").

NOTE D - REFINANCING OF MORTGAGE NOTES PAYABLE

On July 30, 1998, the Partnership refinanced the mortgage indebtedness encumbering its properties. The new mortgage encumbering Woodview Apartments had an original principal amount of $5,600,000, bears interest at a rate of 6.64% per annum and requires monthly debt service payments of approximately $36,000. The new mortgage encumbering Barrington Place Apartments had an original principal amount of $4,900,000, bears interest at a rate of 6.65% and requires monthly debt service payments of approximately $31,000. Both mortgage loans mature on August 1, 2008 at which time the properties will either be refinanced or sold. The Partnership received net proceeds from these refinancings in the aggregate amount of approximately $1,549,000 which proceeds were distributed in October, 1998. In connection with these loans, the Partnership was required to establish escrows with the lender for tax and insurance costs.

NOTE E - DISTRIBUTIONS

During the nine month period ended September 30, 1999, the Partnership distributed cash from operations of approximately $1,860,000 (approximately $1,823,000 to the limited partners, $69.82 per limited partnership unit). In April 1999, the Partnership paid approximately $3,000 for withholding taxes on behalf of the limited partners.

During the nine months ended September 30, 1998, the Partnership distributed cash from operations of approximately $480,000 (approximately $470,000 to the limited partners, $18.00 per limited partnership unit) and proceeds from prior year debt refinancings of approximately $2,401,000 (approximately $2,353,000 to the limited partners, $90.12 per limited partnership unit).

NOTE F - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes located in Ohio and Georgia. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the following tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                  Residential    Other    Totals
                                               (in thousands)

Rental income                           $ 2,129      $  --    $ 2,129
Other income                                156          4        160
Interest expense                            533         --        533
Depreciation                                455         --        455
General and administrative expense           --        277        277
Segment profit (loss)                       372       (273)        99
Total assets                             15,407        139     15,546
Capital expenditures for investment
  properties                                219         --        219


                1998                   Residential    Other     Totals
                                                (in thousands)

Rental income                           $ 2,226      $  --    $ 2,226
Other income                                173        124        297
Interest expense                            666         --        666
Depreciation                                474         --        474
General and administrative expense           --        159        159
Segment profit (loss)                       296        (35)       261
Total assets                             17,228      2,581     19,809
Capital expenditures for investment
  properties                                 71         --         71


NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Barrington Place Apartments                 86%        94%
Westlake, Ohio
Wood View Apartments                        95%        95%
Atlanta, Georgia

The Managing General Partner attributes the decrease in occupancy at Barrington Place to increased competition in the local market. The Partnership has implemented a more aggressive marketing campaign and has offered concessions in an attempt to increase occupancy. Occupancy at September 30, 1999 had increased to 90%.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1999, was approximately $99,000 as compared to net income of approximately $261,000 for the nine months ended September 30, 1998. The Partnership reported a net loss for the three months ended September 30, 1999, of approximately $8,000 as compared to net income of approximately $90,000 for the corresponding period of 1998. The decrease in net income for the nine months ended September 30, 1999 is attributable to a decrease in total revenues. In addition, for the comparable three month periods an increase in expenses also contributed to the decrease in net income. Although expenses decreased for the comparable nine month periods, the decrease in revenue more than offset the decrease in expenses. Total revenues for the comparable periods decreased due to decreases in both rental and other income. The decrease in rental income is due to a decrease in occupancy at Barrington Place Apartments, as discussed above, which was partially offset by an increase in rental rates at Wood View Apartments.
The decrease in other income is primarily attributable to a decrease in interest income due to lower average cash balances held in interest bearing accounts for the nine months ended September 30, 1999, as compared to the same period of 1998 due to distributions to the partners during the third and the fourth quarters of 1998 and third quarter of 1999. Total expenses for the nine months ended September 30, 1999, decreased primarily due to decreases in interest and operating expenses partially offset by an increase in general and administrative expense. Interest expense decreased due to the lower interest rates obtained on the refinanced loans encumbering the Partnership's properties, as discussed below. Operating expenses decreased due to the completion of repairs and maintenance projects at both of the Partnership's properties during 1998. The increase in general and administrative expense is primarily due to an increase in legal expenses related to the settlement of a lawsuit as previously discussed in the Partnership's Form 10-QSB at June 30, 1999, and an increase in Partnership management fees as the result of the Partnership's distribution in 1999.

Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the
Partnership.    In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $662,000 as compared to approximately $4,461,000 at September 30, 1998. The net decrease in cash and cash equivalents for the nine months ended September 30, 1999, is approximately $1,465,000 from the Partnership's year ended December 31, 1998. The decrease is due to approximately $685,000 of cash provided by operating activities being more than offset by approximately $200,000 of cash used in investing activities and approximately $1,950,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties and distributions to partners. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Barrington Place

During the nine months ended September 30, 1999, the Partnership expended approximately $136,000 for capital improvements at Barrington Place primarily consisting of floor covering, parking lot improvements, communication equipment upgrades, and appliance replacement. The parking lot improvements are approximately 50% complete as of September 30, 1999. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $232,000 of capital improvements over the next few years. Capital improvements budgeted for 1999 include certain of the required improvements and consist of carpet and vinyl replacement, heating units, parking lot improvements, water heaters, landscaping, major building improvements, and improvements to its recreational facility.

Wood View

During the nine months ended September 30, 1999, the Partnership expended approximately $83,000 for capital improvements at Wood View primarily consisting of roofing, recreation facility upgrades, parking lot improvements, wall covering, appliance replacement, and floor covering. The roofing is complete and the parking lot improvements are approximately 50% complete as of September 30, 1999. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $131,000 of capital improvements over the next several years. Capital improvements budgeted for 1999 include, but are not limited to, approximately $95,000 which include certain of the required improvements and consist of interior and exterior building improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Prior to September 30, 1998, the Partnership's properties were cross-collateralized by a zero coupon first mortgage which secured the entire amount of the note payable. Interest accrued on the amount borrowed at a contract rate of 10.9 percent per annum, with the accrued interest added to principal each January and July. On September 30, 1998, the Partnership refinanced this indebtedness with new mortgage loans on each of the properties. As a result, the properties are no longer cross-collateralized. The new loan on the Wood View Apartments was in the original principal amount of $5,600,000, bears interest at a rate of 6.64% per annum and requires monthly debt service payments of approximately $36,000. The new mortgage encumbering Barrington Place Apartments was in the original principal amount of $4,900,000, bears interest at a rate of 6.65% and requires monthly debt service payments of approximately $31,000. Both mortgage loans mature on August 1, 2008, with balloon payments due, at which time the properties will need to be refinanced or sold. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine month period ended September 30, 1999, the Partnership distributed cash from operations of approximately $1,860,000 (approximately $1,823,000 to the limited partners, $69.82 per limited partnership unit). In April 1999, the Partnership paid approximately $3,000 for withholding taxes on behalf of the limited partners. During the nine months ended September 30, 1998, the Partnership distributed cash from operations of approximately $480,000 (approximately $470,000 to the limited partners, $18.00 per limited partnership unit) and proceeds from prior year debt refinancings of approximately $2,401,000 (approximately $2,353,000 to the limited partners, $90.12 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On April 30, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 11,750 (45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $260 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,156.00 units. As a result, AIMCO and its affiliates currently own 5,328 units of limited partnership interest in the Partnership representing 20.41% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (See "Item 1. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 FOX STRATEGIC HOUSING INCOME PARTNERS
                                 (a California Limited Partnership)

                                 By:     FOX PARTNERS VIII
                                         Its General Partner

                                 By:     Fox Capital Management Corporation
                                         Its Managing General Partner



                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller



                                 Date: