Form 10KSB
period 1999-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2000-03-20
CIK 800080

March 15, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Fox Strategic Housing Income Partners
      Form 10-KSB

      File No. 0-16877


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

-------------------------------------------------------------------------------
                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $3,073,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------

                                     PART I

Item 1.  Description of Business

Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") is a publicly-held limited partnership organized in June 1984, under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners VIII, a California general partnership, is the general partner of the Partnership. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI") are the general partners of Fox Partners VIII. The Managing General Partner and the managing general partner of FRI are each subsidiaries of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless, terminated earlier in accordance with the terms of the Partnership Agreement.

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

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties:

The following table sets forth the Partnership's investments in properties:


                                    Date of
Property                            Purchase       Type of Ownership          Use


Barrington Place Apartments           7/89    Fee ownership, subject      Apartment
  Westlake, Ohio                              to a first mortgage (1)     164 units

Wood View Apartments                  9/87    Fee ownership, subject      Apartment
  Atlanta, Georgia                            to a first mortgage         180 units


(1) Property is held by a limited partnership in which the Partnership owns a 99% interest.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Barrington Place         $11,713       $ 4,257     5-30 yrs    S/L       $ 7,301
Wood View                 10,101         3,450     5-30 yrs    S/L         6,383
                         $21,814       $ 7,707                           $13,684

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note J- Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity     Due At
        Property              1999        Rate    Amortized     Date    Maturity (2)
                         (in thousands)                                (in thousands)

Barrington Place            $ 4,829      6.65%       (1)       8/1/08      $ 4,178
Wood View                     5,518      6.64%       (1)       8/1/08        4,774

  Total                     $10,347                                        $ 8,952



(1) The principal balance is being amortized over 360 months with a balloon payment due August 1, 2008.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                   Average Annual        Average Annual
                                    Rental Rate            Occupancy
                                     (per unit)

 Property                        1999          1998       1999    1998

 Barrington Place               $9,747        $9,725      87%      92%

 Wood View                       9,346         9,081      95%      95%

The Managing General Partner attributes the decrease in occupancy at Barrington Place to increased competition in the local market. The Partnership has implemented a more aggressive marketing campaign and has offered concessions in an attempt to increase occupancy.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No resident leases 10% or more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                                 1999            1999
                                                Billing          Rate
                                            (in thousands)

Barrington Place                                 $165            5.36%

Wood View                                         120            2.93%

Capital Improvements:

Barrington Place: The Partnership completed approximately $262,000 in capital expenditures at Barrington Place as of December 31, 1999, consisting primarily of parking lot enhancements, HVAC improvements, major landscaping, recreation facility upgrades, structural improvements, and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $49,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood View: The Partnership completed approximately $87,000 in capital expenditures at Wood View as of December 31, 1999, consisting primarily of roof replacement, wall covering replacement, and floor covering replacement. These improvements were funded primarily from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership offered and sold 26,111 Limited Partnership Units aggregating $26,111,000. As of December 31, 1999, there were 1,059 holders of record owning an aggregate of 26,111 Units. Affiliates of the Managing General Partner owned 8,832 Units or 33.83% as of December 31, 1999. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999.

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/98 - 12/31/98             $ 5,381 (1)           $201.95

       01/01/99 - 12/31/99               1,860 (2)             69.82

(1) Consists of approximately $1,431,000 from operations, $2,401,000 from sale proceeds, and $1,549,000 from refinancing proceeds. (See "Item 6" for more details).

(2) Distribution was made from cash from operations. (See "Item 6." for more details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 8,832 limited partnership units in the Partnership representing approximately 33.83% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 1999 and 1998 was approximately $34,000 and $204,000, respectively. The decrease in net income is due to a decrease in total revenue which was partially offset by a decrease in total expenses. Total revenue decreased due to a decrease in other income and a decrease in rental income. The decrease in other income is due primarily to lower interest income as a result of a decrease in interest bearing cash balances. Reduced tenant changes and corporate unit revenue at Barrington Place also resulted in a decrease in other income. The decrease in rental income is due primarily to a decrease in occupancy as well as increased concession costs at the Barrington Place Apartments, which were partially offset by an increase in the average annual rental rate and reduced concession costs at the Wood View Apartments.

Total expenses decreased primarily due to decreases in interest expense and operating expense which were partially offset by an increase in general and administrative expense and property tax expense. Interest expense decreased due to the lower interest rates obtained in 1998 on the refinanced loans encumbering the Partnership's properties (see further discussion below). The decrease in operating expense is primarily due to decreased maintenance expense due to the completion of repair and maintenance projects at both the Partnership's properties during 1998 and a change in accounting policy during 1999 as discussed below. In addition, insurance expense decreased due to a change in insurance carriers at the investment properties during the fourth quarter of 1998. General and administrative expense increased primarily due to an increase in Partnership management fees on distributions from operations. The Managing General Partner earned $149,000 and $115,000 in Partnership Management fees on distributions from operations for 1999 and 1998, respectively, of which $93,000 and $72,000, respectively, are subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital, as defined in the Partnership Agreement. In addition, there was an increase in legal expenses related to the settlement of a lawsuit as discussed in the Partnership's Form 10-QSB at June 30, 1999. Property tax expense increased due to an increase in assessed values at both of the Partnership's properties.

Included in general and administrative expense at both December 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $26,000 ($.80 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1999, the Registrant had cash and cash equivalents of approximately $987,000 compared to approximately $2,127,000 at December 31, 1998. The decrease in cash and cash equivalents of approximately $1,140,000 for the year ended December 31, 1999 is due to approximately $1,976,000 of cash used in financing activities and approximately $250,000 of cash used in investing activities which was partially offset by approximately $1,086,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by withdrawals from escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal, and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $103,200. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 1999, mortgage indebtedness was approximately $10,347,000. Prior to July 30, 1998, the Partnership's properties were cross-collateralized by a zero coupon first mortgage which secured the entire amount of the note payable. Interest accrued on the amount borrowed at a contract rate of 10.9% per annum, with the accrued interest added to principal each January and July. On July 30, 1998, the Partnership refinanced this indebtedness with new mortgage loans on each of the properties. As a result, the properties are no longer cross-collateralized. The new loan on the Wood View Apartments was in the original principal amount of $5,600,000, bears interest at a rate of 6.64% per annum and requires monthly debt service payments of approximately $36,000. The new mortgage encumbering Barrington Place Apartments was in the original amount of $4,900,000, bears interest at a rate of 6.65% and requires monthly debt service payments of approximately $31,000. Both mortgage loans mature on August 1, 2008, with balloon payments due, at which time the properties will need to be refinanced or sold. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 1999, the Partnership distributed cash from operations of approximately $1,860,000 (approximately $1,823,000 to the limited partners, $69.82 per limited partnership unit). During the year ended December 31, 1998, the Partnership distributed approximately $1,431,000 from operations (approximately $1,402,000 to the limited partners, $53.69 per limited partnership unit), approximately $2,401,000 from proceeds from the 1994 sale of Lakewood Village Mobile Home Park (approximately $2,353,000 to the limited partners, $90.12 per limited partnership unit), and approximately $1,549,000 from refinancing proceeds (approximately $1,518,000 to the limited partners, $58.14 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 8,832 units of limited partnership units in the Partnership representing approximately 33.83% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. To date, no material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners

Fox Strategic Housing Income Partners

We have audited the accompanying consolidated balance sheet of Fox Strategic Housing Income Partners as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Strategic Housing Income Partners at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 2000

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 1999


Assets

   Cash and cash equivalents                                               $    987
   Receivables and deposits                                                     110
   Restricted escrows                                                            95
   Other assets                                                                 256
   Investment properties (Notes C and F):
       Land                                                  $  3,119
       Buildings and related personal property                 18,695
                                                               21,814
       Less accumulated depreciation                           (7,707)       14,107
                                                                           $ 15,555

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                        $     90
   Tenant security deposit liabilities                                           43
   Accrued property taxes                                                       175
   Due to general partner                                                       217
   Other liabilities                                                            132
   Mortgage notes payable (Note C)                                           10,347

Partners' (Deficit) Capital

   General partner                                             $ (304)
   Limited partners (26,111 units issued and
      outstanding)                                              4,855         4,551
                                                                           $ 15,555

           See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                              Years Ended
                                                              December 31,
                                                          1999          1998
 Revenues:
   Rental income                                         $ 2,890      $ 2,957
   Other income                                              183          346
       Total revenues                                      3,073        3,303

Expenses:
   Operating                                                 978        1,012
   General and administrative                                402          308
   Depreciation                                              654          637
   Interest                                                  714          884
   Property taxes                                            291          258
       Total expenses                                      3,039        3,099

Net income (Note D)                                       $   34      $   204

Net income allocated to general partner                   $    7      $    41

Net income allocated limited partners                         27          163

                                                         $    34      $   204

Net income per limited partnership unit                  $  1.03      $  6.24

Distributions per limited partnership unit               $ 69.82      $201.95


           See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total


Original capital contributions            26,111       $   --     $26,111    $26,111

Partners' (deficit) capital at
  December 31, 1997                       26,111       $ (207)    $11,761    $11,554

Distributions to partners                     --         (108)     (5,273)    (5,381)

Net income for the year ended
  December 31, 1998                           --           41         163        204

Partners' (deficit) capital at
  December 31, 1998                       26,111         (274)      6,651      6,377

Distributions to partners                     --          (37)     (1,823)    (1,860)

Net income for the year ended
  December 31, 1999                           --            7          27         34

Partners' (deficit) capital at
  December 31, 1999                       26,111      $ (304)     $ 4,855    $ 4,551


           See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                                     Years Ended
                                                                    December 31,

                                                                 1999         1998

Cash flows from operating activities:

   Net income                                                 $    34      $   204
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                 654          637
     Amortization of loan costs                                    21           44
     Change in accounts:
      Receivables and deposits                                    200         (204)
      Other assets                                                  4          (13)
      Accounts payable                                              4          (23)
      Tenant security deposit liabilities                          (1)          (5)
      Accrued property taxes                                        4           --
      Accrued interest payable                                     --          578
      Due to general partner                                      145           72
      Other liabilities                                            21            3

         Net cash provided by operating activities              1,086        1,293

Cash flows from investing activities:

   Property improvements and replacements                        (280)        (101)
   Net withdrawals from (deposits to) restricted escrows           30         (125)

         Net cash used in investing activities                   (250)        (226)

Cash flows from financing activities:

   Proceeds from mortgage notes payable                            --       10,500
   Repayment of mortgage note payable                              --       (8,712)
   Payments on mortgage notes payable                            (116)         (37)
   Loan costs paid                                                 --         (278)
   Distributions to partners                                   (1,860)      (5,381)

         Net cash used in financing activities                 (1,976)      (3,908)

Net decrease in cash and cash equivalents                      (1,140)      (2,841)
Cash and cash equivalents at beginning of period                2,127        4,968
Cash and cash equivalents at end of period                    $   987      $ 2,127

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   693      $   261

Supplemental disclosure of non-cash investing and
   financing activities:
     Accrued interest added to note payable                   $    --      $   876

      Property improvements and replacements included in
        accounts payable                                      $    69      $    --


           See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                     Notes To Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") is a limited partnership organized under the laws of the State of California to operate and hold income-producing properties. The Partnership currently owns two apartment buildings, one located in Atlanta, Georgia, and one located in Westlake, Ohio. Fox Partners VIII, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The director and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership was organized in 1984 and commenced operations in 1987. The capital contributions of $26,111,000 ($1,000 per unit) were made by the limited partners including one limited partnership unit purchased by an affiliate of FCMC.

Consolidation: The consolidated financial statements include the statements of the Partnership and Westlake East Associates, L.P., a limited partnership in which the partnership owns a 99% interest. The general partner may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions and balances have been eliminated.

Allocations to Partners: Net income, net loss, and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

In accordance with the Partnership Agreement, the Partnership's net losses were allocated 100% to the general partner until the cumulative loss allocated equaled cumulative income allocated to the general partner subsequent to December 31, 1991. This level was reached in 1996; thereafter, the net losses have been allocated 100% to the limited partners until their capital accounts are zero. For the years ended December 31, 1999 and 1998, the Partnership's net income has been allocated 20% to the general partner until cumulative income is equal to 2.0408% of the total Original Invested Capital. In addition, two percent of cash distributions are allocated to the general partner.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 40 years and (2) personal property additions over 5-20 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping ("Note J").

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

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

Loan Costs: Loan costs of approximately $278,000, less accumulated amortization of approximately $42,000, are included in other assets and are being amortized on a straight-line basis over the lives of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on its rental payments.

Restricted Escrows: In conjunction with the refinancing of both the Barrington Place and Wood View Apartments mortgage notes payable in 1998, the Partnership established "Capital Improvement" escrows for certain capital improvements. At December 31, 1999, the balance in the account was approximately $95,000 for Barrington Place. Wood View Apartments completed all the required improvements during 1999 and withdrew its reserve funds.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $54,000 and $57,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                          Principal     Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest    Maturity     Due At
       Property             1999       Interest     Rate        Date      Maturity
                             (in thousands)                             (in thousands)

Barrington Place           $ 4,829       $ 31       6.65%     08/01/08     $ 4,178
Wood View                    5,518         36       6.64%     08/01/08       4,774

Totals                     $10,347        $ 67                             $ 8,952


Prior to July 30, 1998, the Partnership's properties were cross-collateralized by a zero coupon first mortgage which secured the entire amount of the note payable. Interest accrued on the amount borrowed at a contract rate of 10.9% per annum, with the accrued interest added to principal each January and July. On July 30, 1998, the Partnership refinanced this indebtedness with new mortgage loans on each of the properties. As a result, the properties are no longer cross-collateralized. The new loan on the Wood View Apartments was in the original principal amount of $5,600,000, bears interest at a rate of 6.64% per annum and requires monthly debt service payments of approximately $36,000. The new mortgage encumbering Barrington Place Apartments was in the original principal amount of $4,900,000, bears interest at a rate of 6.65% and requires monthly debt service payments of approximately $31,000. Both mortgage loans mature on August 1, 2008, at which time balloon payments will be due. The Partnership received net proceeds from these refinancings in the aggregate amount of approximately $1,549,000. In addition, the Partnership was required to establish escrows with the lender for tax and insurance costs, capital improvements and repairs.

The  mortgage  notes  payable are  nonrecourse  and are secured by pledge of the
Partnership's rental properties and by pledge of reserves from the respective rental properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000        $   125
                               2001            133
                               2002            142
                               2003            152
                               2004            163
                            Thereafter       9,632

                                           $10,347

Note D - Income Taxes

The Partnership is classified as a Partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 1999 and 1998 (in thousands, except unit data):

                                                       1999          1998

                     Net income as reported          $    34     $    204
                     Add (deduct):
                       Depreciation differences          (65)         (52)
                       Other                              95          142

                     Federal taxable income          $    64     $    294

                     Federal taxable income per
                       limited partnership unit      $  2.40     $  11.03

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                             $ 4,551
  Land and buildings                                   157
  Accumulated depreciation                            (580)
  Syndication and distribution costs                   757
  Other                                                245
 Net assets - Federal tax basis                    $ 5,130

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)
Property management fees (included in
  operating expense)                              $ 154        $ 158

Reimbursement for services of affiliates
   (included in operating, general and
   administrative expenses, and investment
   properties)                                       56           61

Partnership management fee (included in
   general and administrative expense)              149          115

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $154,000 and $158,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $56,000 and $61,000 for the years ended December 31, 1999 and 1998, respectively.

In addition, the Managing General Partner earned $149,000 and $115,000 in Partnership Management fees on distributions from operations for 1999 and 1998, respectively, of which $93,000 and $72,000, respectively, are subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital, as defined in the Partnership Agreement.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 8,832 units of limited partnership units in the Partnership representing 33.83% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Real Estate and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)


Barrington Place                $ 4,829         $ 1,152       $10,180          $   381
Wood View Apartments              5,518           1,981         7,366              754

Totals                          $10,347         $ 3,133       $17,546          $ 1,135



                     Gross Amount At Which
                            Carried
                      At December 31, 1999
                      --------------------
                         (in thousands)

                           Buildings
                          And Related
                            Personal          Accumulated     Year of       Date    Depreciable
   Description      Land    Property   Total  Depreciation  Construction  Acquired  Life-Years
                                             (in thousands)

Barrington Place   $ 1,138  $10,575   $11,713   $ 4,257        1989        07/89       5-30
Wood View            1,981    8,120    10,101     3,450        1982        09/87       5-30

     Totals        $ 3,119  $18,695   $21,814   $ 7,707


Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):

                                              Years Ended December 31,
                                                 1999          1998
Real Estate

Balance at beginning of year                    $21,465       $21,364
    Property improvements                           349           101
Balance at end of year                          $21,814       $21,465

Accumulated Depreciation

Balance at beginning of year                    $ 7,053       $ 6,416
    Additions charged to expense                    654           637
Balance at end of year                          $ 7,707       $ 7,053

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $21,971,000 and $21,614,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $8,287,000 and $7,569,000, respectively.

Note G - Distributions

During the year ended December 31, 1999, the Partnership distributed cash from operations of approximately $1,860,000 (approximately $1,823,000 to the limited partners, $69.82 per limited partnership unit). During the year ended December 31, 1998, the Partnership distributed approximately $1,431,000 from operations (approximately $1,402,000 to the limited partners, $53.69 per limited partnership unit), approximately $2,401,000 from proceeds from the 1994 sale of Lakewood Village Mobile Home Park (approximately $2,353,000 to the limited partners, $90.12 per limited partnership unit), and approximately $1,549,000 from refinancing proceeds (approximately $1,518,000 to the limited partners, $58.14 per limited partnership unit).

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential    Other     Totals
                 ----                   -----------    -----     ------
                                                 (in thousands)

Rental income                             $ 2,890      $ --     $ 2,890
Other income                                  176          7        183
Interest expense                              714         --        714
Depreciation                                  654         --        654
General and administrative expense             --        402        402
Segment profit (loss)                         429       (395)        34
Total assets                               15,454        101     15,555
Capital expenditures for investment
  properties                                  349         --        349


                     1998                   Residential    Other  Totals
                     ----                   -----------    -----  ------
                                                     (in thousands)

Rental income                             $ 2,957      $ --     $ 2,957
Other income                                  218        128        346
Interest expense                              884         --        884
Depreciation                                  637         --        637
General and administrative expense             --        308        308
Segment profit (loss)                         384       (180)       204
Total assets                               17,143        112     17,255
Capital expenditures for investment
  properties                                  101         --        101

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $26,000 ($.80 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The general partner of Fox Strategic Housing Income Partners (the "Partnership" or the "Registrant") is Fox Partners VIII. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). The names and ages of, as well as the position and offices held by, the present executive officers and directors of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10. Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

Entity                                   Number of Units     Percentage

IPLP Acquisition I LLC ("IPLP LLC")
   (an affiliate of AIMCO)                    3,919            15.01%
Insignia Properties LP ("IPLP")
   (an affiliate of AIMCO)                      213              .82%
AIMCO Properties LP
   (an affiliate of AIMCO)                    4,700            18.00%

IPLP LLC and IPLP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602. AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

No director or officer of FCMC owns any Units of the Partnership of record or beneficially.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)

Property management fees                          $ 154        $ 158
Reimbursement for services of affiliates             56           61
Partnership management fee                          149          115

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $154,000 and $158,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $56,000 and $61,000 for the years ended December 31, 1999 and 1998, respectively.

In addition, the Managing General Partner earned $149,000 and $115,000 in Partnership Management fees on distributions from operations for 1999 and 1998, respectively, of which $93,000 and $72,000, respectively, are subordinated to the Limited Partner's annual report of 8% of Adjusted Investment Capital, as defined in the Partnership Agreement.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 8,832 units of limited partnership units in the Partnership representing approximately 33.83% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      2.1 Agreement and Plan of Merger dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to Registrant's Current Report on Form 8-K dated October 1, 1998.

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

      18    Independent   Accountants'   Preferability   Letter  for  Change  in
            Accounting Principle, filed as an exhibit to this report.

      27    Financial Data Schedule, filed as an exhibit to this report.

(b)   Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

      None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                    By:   FOX PARTNERS VIII
                                          Its General Partner

                                    By:   Fox Capital Management Corporation
                                          Its Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director



/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Fox Capital Management Corporation

Managing General Partner of Fox Strategic Housing Income Partners
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Consolidated Financial Statements of Fox Strategic Housing Income Partners included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                           /s/ Ernst & Young LLP