Form 10QSB
period 2000-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2000-05-12
CIK 800080

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)


                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $ 1,080
   Receivables and deposits                                                      58
   Restricted escrows                                                            95
   Other assets                                                                 254
   Investment properties:
       Land                                                  $ 3,119
       Buildings and related personal property                 18,738
                                                               21,857
       Less accumulated depreciation                           (7,880)       13,977
                                                                           $ 15,464

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $ 41
   Due to general partner                                                       164
   Tenant security deposit liabilities                                           44
   Accrued property taxes                                                       163
   Other liabilities                                                            114
   Mortgage notes payable                                                    10,316

Partners' (Deficit) Capital

   General partner                                             $ (290)
   Limited partners (26,111 units issued and
      outstanding)                                              4,912         4,622
                                                                           $ 15,464

            See Accompanying Notes to Consolidated Financial Statements


b)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                           Three Months Ended
                                                                March 31,
                                                            2000        1999
Revenues:
   Rental income                                          $   744    $   688
   Other income                                                28         50
      Total revenues                                          772        738
Expenses:
   Operating                                                  226        228
   General and administrative                                  53         58
   Depreciation                                               173        163
   Interest                                                   179        183
   Property taxes                                              70         50
      Total expenses                                          701        682

Net income                                                $    71    $    56

Net income allocated to general partner                   $    14    $    11
Net income allocated to limited partners                       57         45
                                                          $    71    $    56

Net income per limited partnership unit                   $  2.18    $  1.72

            See Accompanying Notes to Consolidated Financial Statements

c)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        26,111       $ --       $26,111      $26,111

Partners' (deficit) capital at
   December 31, 1999                  26,111      $ (304)     $ 4,855      $ 4,551

Net income for the three months
   ended March 31, 2000                   --          14           57           71

Partners' (deficit) capital

   at March 31, 2000                  26,111     $  (290)     $ 4,912      $ 4,622


            See Accompanying Notes to Consolidated Financial Statements

d)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $    71       $  56
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     173         163
   Amortization of loan costs                                         8           9
   Change in accounts:
      Receivables and deposits                                       52          78
      Other assets                                                   (6)         22
      Accounts payable                                               20          (2)
      Tenant security deposit liabilities                             1          (1)
      Accrued property taxes                                        (12)       (116)
      Due to general partner                                        (53)         --
      Other liabilities                                             (18)         (6)

          Net cash provided by operating activities                 236         203

Cash flows used in investing activities:

  Property improvements and replacements                           (112)        (40)

Cash flows used in financing activities:

  Payments on mortgage notes payable                                (31)        (29)

Net increase in cash and cash equivalents                            93         134

Cash and cash equivalents at beginning of period                    987       2,127

Cash and cash equivalents at end of period                      $ 1,080     $ 2,261

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $   172     $   174

At December 31, 1999 and March 31, 2000, property improvements and replacements and accounts payable were both adjusted by approximately $69,000 for non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements

e)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation: The consolidated financial statements include the statements of the Partnership and Westlake East Associates, L.P., a limited partnership in which the partnership owns a 99% interest. The general partner may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant inter-partnership transactions and balances have been eliminated.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 39      $ 36
 Reimbursement for services of affiliates (included in
  investment properties and general and administrative
   expenses)                                                        15        15

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $39,000 and $36,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $15,000 for each of the three month periods ended March 31, 2000 and 1999.

AIMCO and its affiliates currently own 8,882 limited partnership units in the Partnership representing approximately 34.02% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes one located in Ohio and the other in Georgia. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the following tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                   Residential    Other     Totals
                                                 (in thousands)

Rental income                              $  744      $  --    $   744
Other income                                   26          2         28
Interest expense                              179         --        179
Depreciation                                  173         --        173
General and administrative expense             --         53         53
Segment profit (loss)                         122        (51)        71
Total assets                               15,010        454     15,464
Capital expenditures for investment
  properties                                   43         --         43

                     1999                   Residential    Other     Totals
                                                     (in thousands)

Rental income                              $ 688       $  --     $  688
Other income                                   49          1         50
Interest expense                              183         --        183
Depreciation                                  163         --        163
General and administrative expense             --         58         58
Segment profit (loss)                         113        (57)        56
Total assets                               16,912        245     17,157
Capital expenditures for investment
  properties                                   40         --         40

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999

                                                   Average Occupancy

      Property                                      2000       1999

      Barrington Place Apartments                   91%        77%
         Westlake, Ohio
      Wood View Apartments                          97%        95%
         Atlanta, Georgia

The Managing General Partner attributes the increase in occupancy at Barrington Place to the implementation of a more aggressive marketing campaign and a reduction in average rental rates to be more competitive with other complexes within the market.

Results of Operations

The Partnership's net income for the three months ended March 31, 2000, was approximately $71,000 as compared to net income of approximately $56,000 for the three months ended March 31, 1999. The increase in net income for the three months ended March 31, 2000 is attributable to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased primarily due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income is due to an increase in occupancy at Barrington Place Apartments, as discussed above, as well as an increase in occupancy and rental rates at Wood View Apartments. The decrease in other income is primarily due to a decrease in interest income due to lower average cash balances held in interest bearing accounts. Other income also decreased due to a decrease in lease cancellation fees as well as a decrease in cleaning and damage fees.

The increase in total expenses is primarily attributable to increases in property tax expense and depreciation expense, partially offset by a decrease in general and administrative expenses. The increase in property tax expense is due primarily to an increased assessed value at Barrington Place Apartments. Depreciation expense increased primarily due to capital improvements put into service during the last twelve months. General and administrative expenses decreased primarily due to the settlement of a lawsuit in 1999 as discussed in the Partnership's Form 10-QSB at March 31, 1999. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,080,000 as compared to approximately $2,261,000 at March 31, 1999. The net increase in cash and cash equivalents for the three months ended March 31, 2000 is approximately $93,000 from the Partnership's year ended December 31, 1999. The increase is due to approximately $236,000 of cash provided by operating activities, partially offset by approximately $112,000 of cash used in investing activities and approximately $31,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

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

Barrington Place

During the three months ended March 31, 2000, the Partnership expended approximately $4,000 for budgeted capital improvements at Barrington Place primarily consisting of heating upgrades and water heater replacements. These improvements were funded from operating cash flow. Capital improvements budgeted for 2000 are expected to cost approximately $125,000, which include, but are not limited to, carpet replacement, exterior painting, heating upgrades, swimming pool improvements and appliance replacements.

Wood View

During the three months ended March 31, 2000, the Partnership expended approximately $39,000 for budgeted capital improvements at Wood View primarily consisting of a submetering project, a water conservation project, and carpet and vinyl replacement. These improvements were funded from operating cash flow. Capital improvements budgeted for 2000 are expected to cost approximately $59,000 which include, but are not limited to, carpet and vinyl replacement, wall covering replacement, and air conditioning unit replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 1999, mortgage indebtedness was approximately $10,316,000. The loan on the Wood View Apartments in the amount of approximately $5,502,000, bears interest at a rate of 6.64% per annum. The mortgage encumbering Barrington Place Apartments in the amount of $4,814,000, bears interest at a rate of 6.65%. Both mortgage loans mature on August 1, 2008, with balloon payments due, at which time the properties will need to be refinanced or sold. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No distributions were declared or paid during either of the three month periods ended March 31, 2000 and 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.


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

                               Date:     May 12, 2000