Form 10QSB
period 2000-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2000-08-11
CIK 800080

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)


                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  403
   Receivables and deposits                                                     125
   Restricted escrows                                                            95
   Other assets                                                                 249
   Investment properties:
       Land                                                  $  3,120
       Buildings and related personal property                 18,856
                                                               21,976
       Less accumulated depreciation                           (8,057)       13,919
                                                                           $ 14,791

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $   48
   Due to general partner                                                       204
   Tenant security deposit liabilities                                           46
   Accrued property taxes                                                       239
   Other liabilities                                                            152
   Mortgage notes payable                                                    10,285

Partners' (Deficit) Capital

   General partner                                            $  (314)
   Limited partners (26,111 units issued and
      outstanding)                                              4,131         3,817
                                                                           $ 14,791

            See Accompanying Notes to Consolidated Financial Statements

b)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                         Three Months Ended        Six Months Ended

                                              June 30,                 June 30,
                                          2000         1999        2000        1999
Revenues:
  Rental income                          $  755        $ 707      $ 1,499     $ 1,395
  Other income                               40           56           68         106
    Total revenues                          795          763        1,567       1,501

Expenses:
  Operating                                 269          248          495         476
  General and administrative                138           67          191         125
  Depreciation                              177          159          350         322
  Interest                                  179          171          358         354
  Property taxes                             76           67          146         117
    Total expenses                          839          712        1,540       1,394

Net (loss) income                        $  (44)        $ 51         $ 27       $ 107

Net (loss) income allocated to
  general partner                         $  (9)        $ 10         $  5        $ 21

Net (loss) income allocated to
  limited partners                          (35)          41           22          86

                                         $  (44)        $ 51         $ 27       $ 107

Net (loss) income per limited
  partnership unit                      $ (1.34)      $ 1.57       $ 0.84      $ 3.29

 Distributions per limited
  partnership unit                      $ 28.57       $ 0.11      $ 28.57      $ 0.11

            See Accompanying Notes to Consolidated Financial Statements

c)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                    Partnership    General     Limited
                                       Units       Partner     Partners      Total

Original capital contributions        26,111        $  --      $26,111      $26,111

Partners' (deficit) capital at
   December 31, 1999                  26,111       $ (304)     $ 4,855      $ 4,551

Distribution to limited partners          --          (15)        (746)        (761)

Net income for the six months
   ended June 30, 2000                    --            5           22           27

Partners' (deficit) capital
   at June 30, 2000                   26,111      $  (314)     $ 4,131      $ 3,817

            See Accompanying Notes to Consolidated Financial Statements

d)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000         1999
Cash flows from operating activities:

  Net income                                                      $  27        $ 107
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     350          322
   Amortization of loan costs                                        15            6
   Change in accounts:
      Receivables and deposits                                      (15)          19
      Other assets                                                   (8)          20
      Accounts payable                                              (27)           3
      Tenant security deposit liabilities                             3            2
      Accrued property taxes                                         64          (50)
      Due to general partner                                        (13)          --
      Other liabilities                                              20           --

          Net cash provided by operating activities                 470          429

Cash flows from investing activities:

  Property improvements and replacements                           (231)         (84)
  Net withdrawals from restricted escrows                            --           20

          Net cash used in investing activities                    (231)         (64)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (62)         (57)
  Distribution to partners                                         (761)          (3)

          Net cash used in financing activities                    (823)         (60)

Net (decrease) increase in cash and cash equivalents               (584)         305

Cash and cash equivalents at beginning of period                    987        2,127

Cash and cash equivalents at end of period                       $  403      $ 2,432

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  343        $ 347

At December 31, 1999, approximately $69,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation: The consolidated financial statements include the statements of the Partnership and Westlake East Associates, L.P., a limited partnership in which the partnership owns a 99% interest. The general partner of Westlake East Associates, L.P., may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant inter-partnership transactions and balances have been eliminated.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 79      $ 74
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                        32        24
 Partnership management fee (included in general and
   administrative expense)                                          63        --

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $74,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $32,000 and $24,000 for the six month periods ended June 30, 2000 and 1999, respectively.

In addition, the general partner earned $63,000 in Partnership management fees on distributions from operations during the six months ended June 30, 2000, of which approximately $24,000 are paid and approximately $39,000 are subordinated to the limited partner's annual receipt of 8% of adjusted investment capital, as defined in the Partnership Agreement. An additional $165,000 of Partnership management fees from previous years is also subordinated.

AIMCO and its affiliates currently own 9,122 limited partnership units in the Partnership representing approximately 34.94% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Distributions

The Partnership distributed cash from operations of approximately $761,000 (approximately $746,000 to the limited partners, $28.57 per limited partnership unit). In April 1999, the Partnership paid approximately $3,000 for withholding taxes on behalf of the limited partners.

Note E - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes, one each located in Ohio and Georgia. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the following tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended June 30, 2000     Residential     Other        Totals
                                                   (in thousands)

Rental income                              $  755         $ --        $ 755
Other income                                   37            3           40
Interest expense                              179           --          179
Depreciation                                  177           --          177
General and administrative expense             --          138          138
Segment profit (loss)                          91         (135)         (44)


    Six Months Ended June 30, 2000      Residential     Other       Totals
                                                   (in thousands)

Rental income                             $ 1,499         $ --     $ 1,499
Other income                                   63            5          68
Interest expense                              358           --         358
Depreciation                                  350           --         350
General and administrative expense             --          191         191
Segment profit (loss)                         213         (186)         27
Total assets                               14,565          226      14,791
Capital expenditures for investment
  properties                                  162           --         162


    Three Months Ended June 30, 1999     Residential     Other        Totals
                                                            (in thousands)

Rental income                              $  707        $  --       $ 707
Other income                                   54            2          56
Interest expense                              171           --         171
Depreciation                                  159           --         159
General and administrative expense             --           67          67
Segment profit (loss)                         116          (65)         51

    Six Months Ended June 30, 1999      Residential     Other        Totals
                                                            (in thousands)

Rental income                             $ 1,395       $   --     $ 1,395
Other income                                  103            3         106
Interest expense                              354           --         354
Depreciation                                  322           --         322
General and administrative expense             --          125         125
Segment profit (loss)                         229         (122)        107
Total assets                               17,078          179      17,257
Capital expenditures for investment
  properties                                   84           --          84

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Barrington Place Apartments                   90%        83%
         Westlake, Ohio
      Wood View Apartments                          97%        95%
         Atlanta, Georgia

The Managing General Partner attributes the increase in occupancy at Barrington Place to the implementation of a more aggressive marketing campaign and a reduction in average rental rates to be more competitive with other complexes within the market.

Results of Operations

The Partnership's net income for the six months ended June 30, 2000 was approximately $27,000 as compared to net income of approximately $107,000 for the six months ended June 30, 1999. The Partnership realized a net loss for the three months ended June 30, 1999 of approximately $44,000 as compared to net income of approximately $51,000 for the corresponding period of 1999. The decrease in net income for the three and six months ended June 30, 2000 is attributable to an increase in total expenses which more than offset an increase in total revenues. The increase in total expenses for both periods is primarily attributable to an increase in operating, property tax, depreciation, and general and administrative expenses. Operating expenses increased primarily due to increased payroll costs at both the Partnership's properties and increased property management fees. The increase in property tax expense is due primarily to an increased assessed value at Barrington Place Apartments. Depreciation expense increased primarily due to capital improvements completed during the last twelve months which are now being depreciated. The increase in general and administrative expenses is primarily due to an increase in Partnership management fees on distributions from operations. The Managing General Partner earned approximately $63,000 in Partnership Management fees on distributions from operations during the six months ended June 30, 2000. There were no similar fees earned during the corresponding period in 1999 because there were no distributions from operations in that period. In addition, there was an increase in professional expenses necessary to operate the Partnership, partially offset by a decrease in legal expenses primarily due to the settlement of a lawsuit in 1999 as discussed in the Partnership's Form 10-QSB at March 31, 1999. Included in general and administrative expenses for the six months ended June 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased for the three and six months ended June 30, 2000 primarily due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income for both periods is due to an increase in occupancy at Barrington Place Apartments, as discussed above, partially offset by a decrease in rental rates, as well as an increase in occupancy and rental rates at Wood View Apartments. The decrease in other income for both periods is primarily due to a decrease in interest income due to lower average cash balances held in interest bearing accounts and a decrease in lease cancellation fees and cleaning and damage fees, partially offset by an increase in local telephone income.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of both of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $403,000 as compared to approximately $2,432,000 at June 30, 1999. The net decrease in cash and cash equivalents from the Partnership's year ended December 31, 1999 is approximately $584,000. The decrease is due to approximately $823,000 of cash used in financing activities and approximately $231,000 of cash used in investing activities partially offset by approximately $470,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

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

Barrington Place

During the six months ended June 30, 2000, the Partnership expended approximately $56,000 for capital improvements at Barrington Place primarily consisting of swimming pool upgrades, carpet and vinyl replacements, heating upgrades and water heater replacements. These improvements were funded from operating cash flow. Capital improvements budgeted for 2000 are expected to cost approximately $125,000, which include, but are not limited to, carpet replacement, exterior painting, heating upgrades, swimming pool improvements and appliance replacements.

Wood View

During the six months ended June 30, 2000, the Partnership expended approximately $106,000 for capital improvements at Wood View primarily consisting of plumbing enhancements, a submetering project, a water conservation project, and carpet and vinyl replacement. These improvements were funded from operating cash flow. Capital improvements budgeted for 2000 are expected to cost approximately $145,000 which include, but are not limited to, plumbing enhancements, carpet and vinyl replacement, wall covering replacement, and air conditioning unit replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At June 30, 2000, mortgage indebtedness was approximately $10,285,000. The loan on the Wood View Apartments in the amount of approximately $5,485,000 bears interest at a rate of 6.64% per annum. The mortgage encumbering Barrington Place Apartments in the amount of $4,800,000 bears interest at a rate of 6.65%. Both mortgage loans mature on August 1, 2008, with balloon payments due, at which time the properties will need to be refinanced or sold. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed cash from operations of approximately $761,000 (approximately $746,000 to the limited partners, $28.57 per limited partnership unit). In April 1999, the Partnership paid approximately $3,000 for withholding taxes on behalf of the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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