Form 10QSB
period 2000-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2000-11-13
CIK 800080

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)


                               September 30, 2000

Assets

   Cash and cash equivalents                                                 $  475
   Receivables and deposits                                                     203
   Restricted escrows                                                            50
   Other assets                                                                 244
   Investment properties:
       Land                                                  $  3,120
       Buildings and related personal property                 18,904
                                                               22,024
       Less accumulated depreciation                           (8,237)       13,787
                                                                           $ 14,759

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                        $     18
   Due to general partner                                                       204
   Tenant security deposit liabilities                                           49
   Accrued property taxes                                                       230
   Other liabilities                                                            147
   Mortgage notes payable                                                    10,254

Partners' (Deficit) Capital

   General partner                                            $ (306)
   Limited partners (26,111 units issued and
      outstanding)                                              4,163         3,857
                                                                           $ 14,759

            See Accompanying Notes to Consolidated Financial Statements

b)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2000         1999        2000        1999
Revenues:
  Rental income                          $  764        $ 734      $ 2,263     $ 2,129
  Other income                               40           54          108         160
    Total revenues                          804          788        2,371       2,289

Expenses:
  Operating                                 253          252          748         728
  General and administrative                 78          152          269         277
  Depreciation                              180          133          530         455
  Interest                                  179          179          537         533
  Property taxes                             74           80          220         197
    Total expenses                          764          796        2,304       2,190

Net income (loss)                        $   40        $  (8)      $   67     $    99

Net income (loss) allocated to
  general partner                        $    8        $  (2)      $   13     $    20

Net income (loss) allocated to
  limited partners                           32           (6)          54          79

                                          $  40        $  (8)      $   67     $    99

Net income (loss) per limited
  partnership unit                        $1.23        $(.23)      $ 2.07     $  3.03

 Distributions per limited

  partnership unit                        $  --       $69.82       $28.57     $ 69.93


            See Accompanying Notes to Consolidated Financial Statements

c)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                    Partnership    General     Limited
                                       Units       Partner     Partners      Total

Original capital contributions        26,111        $ --       $26,111      $26,111

Partners' (deficit) capital at
   December 31, 1999                  26,111       $ (304)     $ 4,855      $ 4,551

Distribution to partners                  --           (15)       (746)        (761)

Net income for the nine months
   ended September 30, 2000               --            13          54           67

Partners' (deficit) capital

   at September 30, 2000              26,111      $  (306)     $ 4,163      $ 3,857

            See Accompanying Notes to Consolidated Financial Statements

d)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,

                                                                  2000         1999
Cash flows from operating activities:

  Net income                                                      $  67        $  99
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     530          455
   Amortization of loan costs                                        23           14
   Change in accounts:
      Receivables and deposits                                      (93)         (40)
      Other assets                                                  (11)          15
      Accounts payable                                               (3)          21
      Tenant security deposit liabilities                             6           --
      Accrued property taxes                                         55           31
      Due to general partner                                        (13)          92
      Other liabilities                                              15           (2)

          Net cash provided by operating activities                 576          685

Cash flows from investing activities:

  Property improvements and replacements                           (279)        (219)
  Net withdrawals from restricted escrows                            45           19

          Net cash used in investing activities                    (234)        (200)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (93)         (87)
  Distribution to partners                                         (761)      (1,863)

          Net cash used in financing activities                    (854)      (1,950)

Net decrease in cash and cash equivalents                          (512)      (1,465)

Cash and cash equivalents at beginning of period                    987        2,127

Cash and cash equivalents at end of period                       $  475       $  662

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  514       $  520

At December 31, 1999, approximately $69,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $119      $114
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                       133       101
 Partnership management fee (included in general and
   administrative expense)                                          63       149

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $119,000 and $114,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $71,000 and $40,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

In addition, the general partner earned approximately $63,000 and $149,000 in Partnership management fees on distributions from operations during the nine months ended September 30, 2000 and September 30, 1999, respectively, of which approximately $39,000 and $92,000 are subordinated to the limited partner's annual receipt of 8% of adjusted investment capital, as defined in the Partnership Agreement. At September 30, 2000 approximately $204,000 is owed to the general partner as cumulative subordinated management fees.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,750 limited partnership units in the Partnership representing approximately 37.34% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Distributions

During the nine months ended September 30, 2000, the Partnership distributed cash from operations of approximately $761,000 (approximately $746,000 to the limited partners, $28.57 per limited partnership unit). During the nine months ended September 30, 1999, the Partnership distributed cash from operations of approximately $1,860,000 (approximately $1,823,000 to the limited partners, $69.82 per limited partnership unit). Additionally, in April 1999, the Partnership paid approximately $3,000 for withholding taxes on behalf of the limited partners.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the following tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

  Three Months Ended September 30, 2000    Residential     Other        Totals
                                                      (in thousands)

Rental income                                 $  764         $ --        $ 764
Other income                                      39            1           40
Interest expense                                 179           --          179
Depreciation                                     180           --          180
General and administrative expense                --           78           78
Segment profit (loss)                            117          (77)          40

  Nine Months Ended September 30, 2000     Residential      Other       Totals
                                                      (in thousands)

Rental income                                $ 2,263        $   --     $ 2,263
Other income                                     102             6         108
Interest expense                                 537            --         537
Depreciation                                     530            --         530
General and administrative expense                --           269         269
Segment profit (loss)                            330          (263)         67
Total assets                                  14,599           160      14,759
Capital expenditures for investment
  properties                                     210            --         210

 Three Months Ended September 30, 1999    Residential     Other        Totals
                                                      (in thousands)

Rental income                                 $  734        $  --       $ 734
Other income                                      53            1          54
Interest expense                                 179           --         179
Depreciation                                     133           --         133
General and administrative expense                --          152         152
Segment profit (loss)                            143         (151)         (8)

 Nine Months Ended September 30, 1999    Residential     Other        Totals
                                                    (in thousands)

Rental income                                $ 2,129       $   --     $ 2,129
Other income                                     156            4         160
Interest expense                                 533           --         533
Depreciation                                     455           --         455
General and administrative expense                --          277         277
Segment profit (loss)                            372         (273)         99
Total assets                                  15,407          139      15,546
Capital expenditures for investment
  properties                                     219           --         219

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Barrington Place Apartments                   93%        86%
         Westlake, Ohio
      Wood View Apartments                          96%        95%
         Atlanta, Georgia

The Managing General Partner attributes the increase in occupancy at Barrington Place to the implementation of a more aggressive marketing campaign and a reduction in average rental rates to be more competitive with other complexes within the market.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2000 was approximately $67,000 compared to approximately $99,000 for the nine months ended September 30, 1999. The Partnership's net income for the three months ended September 30, 2000 was approximately $40,000 compared to a net loss of approximately $8,000 for the three months ended September 30, 1999. The decrease in net income for the nine months ended September 30, 2000 is due to an increase in total expenses which more than offset an increase in total revenues. Total expenses increased due to an increase in operating, depreciation and property tax expenses. Operating expense increased as a result of an increase in advertising expense in an effort to increase occupancy at Barrington Place Apartments as discussed above. Operating expense also increased as a result of an increase in payroll costs at both the Partnership's properties. The increase in property tax expense is due to increased assessed values at both properties. Depreciation expense increased primarily due to capital improvements completed during the last twelve months.

The increase in net income for the three months ended September 30, 2000 is the result of a decrease in total expenses and a slight increase in total revenues. The decrease in total expenses is the result of a decrease in general and administrative expenses which was partially offset by an increase in depreciation expense as discussed above. The decrease in general and administrative expenses is primarily due to a decrease in Partnership management fees on distributions from operations. The Managing General Partner earned approximately $92,000 in Partnership Management fees on distributions from operations during the nine months ended September 30, 1999 as compared to approximately $63,000 for the nine months ended September 30, 2000. In addition, there was a decrease in legal expenses as a result of the settlement of a lawsuit in 1999 as disclosed in the Partnership's Form 10-QSB at March 31, 1999. Partially offsetting these decreases was an increase in professional expenses necessary to operate the Partnership.

Total revenues increased for the three and nine months ended September 30, 2000 as a result of an increase in rental income partially offset by a decrease in other income. Rental income increased as a result of increases in occupancy at both of the Partnership's investment properties. The decrease in other income for both periods is primarily due to a decrease in interest income due to lower average cash balances held in interest bearing accounts and a decrease in lease cancellation fees and cleaning and damage fees.

Included in general and administrative expenses for the nine months ended September 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $475,000 as compared to approximately $662,000 at September 30, 1999. The net decrease in cash and cash equivalents from the Partnership's year ended December 31, 1999 is approximately $512,000. The decrease is due to approximately $854,000 of cash used in financing activities and approximately $534,000 of cash used in investing activities partially offset by approximately $576,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net withdrawals from restricted escrows. The Partnership invests its working capital reserves in money market accounts.

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

Barrington Place

During the nine months ended September 30, 2000, the Partnership expended approximately $79,000 for capital improvements at Barrington Place primarily consisting of swimming pool upgrades, carpet and vinyl replacements, heating upgrades, and water heater replacements. These improvements were funded from operating cash flow and property replacement reserves. Capital improvements budgeted for 2000 are expected to cost approximately $227,000, which include, but are not limited to, floor covering replacement, exterior painting, heating upgrades, swimming pool improvements and plumbing enhancements.

Wood View

During the nine months  ended  September  30,  2000,  the  Partnership  expended approximately $131,000 for capital improvements at Wood View primarily consisting of plumbing enhancements, a submetering project, a water conservation project, and carpet and vinyl replacement. These improvements were funded from operating cash flow. Capital improvements budgeted for 2000 are expected to cost approximately $177,000 which include, but are not limited to, plumbing enhancements, floor covering replacement, wall covering replacement, and air conditioning unit replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At September 30, 2000, mortgage indebtedness was approximately $10,254,000. The loan on the Wood View Apartments in the amount of approximately $5,469,000 bears interest at a rate of 6.64% per annum. The mortgage encumbering Barrington Place Apartments in the amount of $4,785,000 bears interest at a rate of 6.65%. Both mortgage loans mature on August 1, 2008, with balloon payments due, at which time the properties will need to be refinanced or sold. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, the Partnership distributed cash from operations of approximately $761,000 (approximately $746,000 to the limited partners, $28.57 per limited partnership unit). During the nine months ended September 30, 1999 the Partnership distributed cash from operations of approximately $1,860,000 (approximately $1,823,000 to the limited partners, $69.82 per limited partnership unit). Additionally, in April 1999, the Partnership paid approximately $3,000 for withholding taxes on behalf of the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                                    Date: November 13, 2000