Form 10KSB
period 2000-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2001-03-28
CIK 800080

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
   [No Fee Required]

                       For the fiscal year ended December 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934
   [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year.  $3,173,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business

Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") is a publicly-held limited partnership organized in June 1984, under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners VIII, a California general partnership, is the general partner of the Partnership. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI") are the general partners of Fox Partners VIII. The Managing General Partner and the managing general partner of FRI are each subsidiaries of Apartment Investment and Management Company ("AIMCO") see "Transfer of Control" below. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless, terminated earlier in accordance with the terms of the Partnership Agreement.

The Partnership, through its public offering of Limited Partnership Units, sold 26,111 units aggregating $26,111,000. From April 1987 through February 28, 1989, the Partnership acquired one mobile home park and two apartment complexes. The Partnership continues to hold and operate the two apartment complexes (see "Item
2. Description of Properties"). Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

                               Gross
                              Carrying   Accumulated                         Federal
Property                       Value    Depreciation    Rate     Method     Tax Basis
                                  (in thousands)                         (in thousands)

Barrington Place Apartments  $11,849       $ 4,650    5-30 yrs    S/L        $ 6,980

Wood View Apartments          10,259         3,770    5-30 yrs    S/L          6,189

                             $22,108       $ 8,420                           $13,169

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.


Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity     Due At
        Property              2000        Rate    Amortized     Date    Maturity (2)
                         (in thousands)                                 (in thousands)

Barrington Place
 Apartments                 $ 4,771      6.65%       (1)       8/1/08      $ 4,178
Wood View Apartments          5,451      6.64%       (1)       8/1/08        4,774

  Total                     $10,222                                        $ 8,952

(1) The principal balance is being amortized over 360 months with a balloon payment due August 1, 2008.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                   Average Annual        Average Annual
                                    Rental Rate            Occupancy
                                     (per unit)
 Property                        2000          1999      2000     1999

 Barrington Place
   Apartments                   $9,824        $9,747      94%      87%
 Wood View Apartments            9,609         9,346      96%      95%

The Managing General Partner attributes the increase in occupancy at Barrington Place to the implementation of a more aggressive marketing campaign and maintaining average annual rental rates in line with other complexes within the market in order to be more competitive.

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


Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were:

                                                 2000            2000
                                                Billing          Rate
                                            (in thousands)

Barrington Place Apartments                      $167            5.18%

Wood View Apartments                              119            2.91%

Capital Improvements:

Barrington Place Apartments: The Partnership completed approximately $136,000 in capital expenditures at Barrington Place Apartments as of December 31, 2000, consisting primarily of HVAC unit upgrades, floor covering replacements, swimming pool improvements, interior painting, and water heater improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $45,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood View Apartments: The Partnership completed approximately $158,000 in capital expenditures at Wood View Apartments as of December 31, 2000, consisting primarily of a submetering project, a water conservation project, plumbing improvements, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $49,500. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 2000.


                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership offered and sold 26,111 Limited Partnership Units aggregating $26,111,000. As of December 31, 2000, there were 995 holders of record owning an aggregate of 26,111 Units. Affiliates of the Managing General Partner owned 9,872 Units or 37.81% as of December 31, 2000. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/99 - 12/31/99             $ 1,860 (1)           $ 69.82

       01/01/00 - 12/31/00                 761 (1)             28.57

      Subsequent to 12/31/00               393 (1)             14.74

(1) Distributions were made from cash from operations. (See "Item 6." for more details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,872 limited partnership units in the Partnership representing approximately 37.81% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.


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

Results of Operations

The Partnership's net income for the year ended December 31, 2000 and 1999 was approximately $141,000 and $34,000, respectively. The increase in net income is attributable to an increase in total revenues and a slight decrease in total expenses. The increase in total revenues is the result of an increase in rental income partially offset by a decrease in other income. Rental income increased as a result of an increase in occupancy and rental rates at both of the Partnership's investment properties. The decrease in other income is primarily due to a decrease in interest income due to lower average cash balances held in interest bearing accounts and a decrease in late charges.

The decrease in total expenses is the result of a decrease in general and administrative expenses and property tax expense which were partially offset by an increase in depreciation expense and operating expenses. The decrease in general and administrative expenses is primarily due to a decrease in Partnership management fees on distributions from operations. In addition, there was a decrease in legal expenses as a result of the settlement of a lawsuit in 1999 as disclosed in the Partnership's Form 10-QSB as of March 31, 1999. Partially offsetting these decreases was an increase in professional expenses necessary to operate the Partnership. Property tax expense decreased due to the settlement and subsequent refund during 2000 of prior taxes paid during 1994 through 1999 at Barrington Place Apartments. Depreciation expense increased primarily due to capital improvements completed and placed in service during the last twelve months. Operating expense increased as a result of an increase in advertising expense in an effort to increase occupancy at Barrington Place Apartments. Operating expense also increased as a result of an increase in payroll costs at both the Partnership's properties.

Included in general and administrative expense at both December 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2000, the Registrant had cash and cash equivalents of approximately $712,000 compared to approximately $987,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $275,000 for the year ended December 31, 2000 is due to approximately $886,000 of cash used in financing activities and approximately $318,000 of cash used in investing activities which was partially offset by approximately $929,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal, and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $94,600. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,222,000 is amortized over 360 months with balloon payments of approximately $8,952,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 2000, the Partnership distributed cash from operations of approximately $761,000 (approximately $746,000 to the limited partners, $28.57 per limited partnership unit). During the year ended December 31, 1999 the Partnership distributed cash from operations of approximately $1,860,000 (approximately $1,823,000 to the limited partners, $69.82 per limited partnership unit). Subsequent to the year ended December 31, 2000, the Partnership declared and paid an operating distribution of approximately $393,000 (approximately $385,000 to the limited partners, $14.74 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,872 limited partnership units in the Partnership representing approximately 37.81% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 7.     Financial Statements


FOX STRATEGIC HOUSING INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS


     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                Report of Ernst & Young LLP, Independent Auditors



The Partners
Fox Strategic Housing Income Partners


We have audited the accompanying consolidated balance sheet of Fox Strategic Housing Income Partners as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Strategic Housing Income Partners at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 2, 2001

                      FOX STRATEGIC HOUSING INCOME PARTNERS
                           CONSOLIDATED BALANCE SHEET
                             (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                 $  712
   Receivables and deposits                                                      57
   Restricted escrows                                                            50
   Other assets                                                                 235
   Investment properties (Notes C and F):
       Land                                                  $  3,119
       Buildings and related personal property                 18,989
                                                               22,108
       Less accumulated depreciation                           (8,420)       13,688
                                                                           $ 14,742
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   42
   Tenant security deposit liabilities                                           49
   Accrued property taxes                                                       173
   Due to general partner (Note E)                                              204
   Other liabilities                                                            121
   Mortgage notes payable (Note C)                                           10,222

Partners' (Deficit) Capital
   General partner                                             $ (291)
   Limited partners (26,111 units issued and
      outstanding)                                              4,222         3,931
                                                                           $ 14,742

              See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                              Years Ended
                                                              December 31,
                                                          2000          1999
Revenues:
   Rental income                                         $ 3,033      $ 2,890
   Other income                                              140          183
      Total revenues                                       3,173        3,073

Expenses:
   Operating                                               1,037          978
   General and administrative                                340          402
   Depreciation                                              713          654
   Interest                                                  705          714
   Property taxes                                            237          291
      Total expenses                                       3,032        3,039

Net income (Note D)                                       $  141         $ 34

Net income allocated to general partner                   $   28          $ 7

Net income allocated limited partners                        113           27
                                                          $  141         $ 34

Net income per limited partnership unit                  $  4.33       $ 1.03

Distributions per limited partnership unit               $ 28.57      $ 69.82

              See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                             (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            26,111       $   --     $26,111    $26,111

Partners' (deficit) capital at
  December 31, 1998                       26,111       $ (274)    $ 6,651    $ 6,377

Distributions to partners                     --          (37)     (1,823)    (1,860)

Net income for the year ended
  December 31, 1999                           --            7          27         34

Partners' (deficit) capital at
  December 31, 1999                       26,111         (304)      4,855       4,551

Distributions to partners                                 (15)       (746)      (761)

Net income for the year ended
  December 31, 2000                           --           28         113        141

Partners' (deficit) capital at
  December 31, 2000                       26,111       $ (291)    $ 4,222     $ 3,931

              See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                  2000        1999
Cash flows from operating activities:
   Net income                                                 $   141      $    34
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                 713          654
     Amortization of loan costs                                    22           21
     Change in accounts:
      Receivables and deposits                                     53          200
      Other assets                                                 (1)           4
      Accounts payable                                             21            4
      Tenant security deposit liabilities                           6           (1)
      Accrued property taxes                                       (2)           4
      Due to general partner                                      (13)         145
      Other liabilities                                           (11)          21

         Net cash provided by operating activities                929        1,086

Cash flows from investing activities:
   Property improvements and replacements                        (363)        (280)
   Net withdrawals from restricted escrows                         45           30

         Net cash used in investing activities                   (318)        (250)

Cash flows from financing activities:
   Payments on mortgage notes payable                            (125)        (116)
   Distributions to partners                                     (761)      (1,860)

         Net cash used in financing activities                   (886)      (1,976)

Net decrease in cash and cash equivalents                        (275)      (1,140)
Cash and cash equivalents at beginning of period                  987        2,127
Cash and cash equivalents at end of period                    $   712      $   987
Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   684      $   693
Supplemental disclosure of non-cash investing and
   financing activities:
      Property improvements and replacements included in
        accounts payable                                      $    --      $    69

              See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                   Notes To Consolidated Financial Statements

                                December 31, 2000

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

In accordance with the Partnership Agreement, the Partnership's net losses were allocated 100% to the general partner until the cumulative loss allocated equaled cumulative income allocated to the general partner subsequent to December 31, 1991. This level was reached in 1996; thereafter, the net losses have been allocated 100% to the limited partners until their capital accounts are zero. For the years ended December 31, 2000 and 1999, the first 20% of the Partnership's net income has been allocated to the general partner and the remaining 80% has been allocated 2% to the general partner and 98% to the limited partner until cumulative income is equal to 2.0408% of the total Original Invested Capital. In addition, two percent of cash distributions are allocated to the general partner.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

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

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $645,000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Leases: The Partnership generally leases apartment units for terms of twelve-months or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs: Loan costs of approximately $278,000, less accumulated amortization of approximately $65,000, are included in other assets and are being amortized on a straight-line basis over the lives of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on its rental payments.

Restricted Escrows: In conjunction with the refinancing of both the Barrington Place Apartments and Wood View Apartments mortgage notes payable in 1998, the Partnership established "Capital Improvement" escrows for certain capital improvements. At December 31, 2000, the balance in the account was approximately $50,000 for Barrington Place. Wood View Apartments completed all the required improvements during 1999 and withdrew its reserve funds.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $59,000 and $54,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

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

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                          Principal     Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest    Maturity     Due At
       Property             2000       Interest     Rate        Date      Maturity
                             (in thousands)                            (in thousands)

Barrington Place           $ 4,771       $ 31       6.65%     08/01/08     $ 4,178

Wood View                    5,451         36       6.64%     08/01/08       4,774

Totals                     $10,222       $ 67                              $ 8,952

The  mortgage  notes  payable are  nonrecourse  and are secured by pledge of the
Partnership's rental properties and by pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001        $   133
                               2002            142
                               2003            152
                               2004            163
                               2005            174
                            Thereafter       9,458
                                           $10,222


Note D - Income Taxes

The Partnership is classified as a Partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of net income as reported in the consolidated financial statements and Federal taxable (loss) income allocated to the partners in the Partnership's information return for the years ended December 31, 2000 and 1999 (in thousands, except unit data):

                                                       2000          1999
              Net income as reported                 $   141       $    34
              Add (deduct):
                Depreciation differences                 (87)          (65)
                Other                                   (145)           95
              Federal taxable (loss) income          $   (91)      $    64

              Federal taxable (loss) income per
                limited partnership unit             $ (3.43)      $  2.40

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                             $ 3,931
  Land and buildings                                   148
  Accumulated depreciation                            (667)
  Syndication and distribution costs                   757
  Other                                                108
Net assets - Federal tax basis                     $ 4,277

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)
Property management fees (included in
  operating expense)                              $ 162        $ 154

Reimbursement for services of affiliates
   (included in operating, general and
   administrative expenses, and investment
   properties)                                      183          137

Partnership management fee (included in
   general and administrative expense)               63          149

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $162,000 and $154,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $183,000 and $137,000 for the years ended December 31, 2000 and 1999, respectively.

In addition, the general partner earned $63,000 and $149,000 in Partnership Management fees on distributions from operations for 2000 and 1999, respectively, of which $39,000 and $93,000, respectively, are subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital, as defined in the Partnership Agreement. Such cumulative subordinated fees owed to the general partner at December 31, 2000 amounted to approximately $204,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,872 limited partnership units in the Partnership representing approximately 37.81% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Real Estate and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)

Barrington Place                $ 4,771         $ 1,152       $10,180          $   517

Wood View Apartments              5,451           1,981         7,366              912

Totals                          $10,222         $ 3,133       $17,546          $ 1,429


                     Gross Amount At Which
                            Carried
                      At December 31, 2000
                         (in thousands)

                           Buildings
                           And Related
                            Personal          Accumulated     Year of       Date    Depreciable
   Description      Land    Property   Total  Depreciation  Construction  Acquired  Life-Years
                                             (in thousands)
Barrington Place   $ 1,138  $10,711   $11,849   $  4,650       1989        07/89       5-30

Wood View            1,981    8,278    10,259      3,770       1982        09/87       5-30

     Totals        $ 3,119  $18,989   $22,108   $ 8,420


Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):

                                              Years Ended December 31,
                                                 2000          1999
Real Estate

Balance at beginning of year                    $21,814       $21,465
    Property improvements                           294           349

Balance at end of year                          $22,108       $21,814

Accumulated Depreciation

Balance at beginning of year                    $ 7,707       $ 7,053
    Additions charged to expense                    713           654

Balance at end of year                          $ 8,420       $ 7,707

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $22,256,000 and $21,971,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $9,087,000 and $8,287,000, respectively.

Note G - Distributions

During the year ended December 31, 2000, the Partnership distributed cash from operations of approximately $761,000 (approximately $746,000 to the limited partners, $28.57 per limited partnership unit). During the year ended December 31, 1999 the Partnership distributed cash from operations of approximately $1,860,000 (approximately $1,823,000 to the limited partners, $69.82 per limited partnership unit). Subsequent to the year ended December 31, 2000, the Partnership declared and paid an operating distribution of approximately $393,000 (approximately $385,000 to the limited partners, $14.74 per limited partnership unit).

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $29,000 and non-audit services (principally tax-related) of approximately $14,000.

Item 10. Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                                   Number of Units     Percentage

IPLP Acquisition I LLC ("IPLP LLC")
   (an affiliate of AIMCO)                    3,919            15.01%
Insignia Properties LP ("IPLP")
   (an affiliate of AIMCO)                      213              .82%
AIMCO Properties LP
   (an affiliate of AIMCO)                    5,740            21.98%

IPLP Acquisition I LLC and Insignia Properties LP IPLP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

No director or officer of FCMC owns any Units of the Partnership of record or beneficially.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 2000 and 1999:

                                                   2000         1999
                                                    (in thousands)
Property management fees                          $ 162        $ 154

Reimbursement for services of affiliates            183          137

Partnership management fee                           63          149

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $162,000 and $154,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $183,000 and $137,000 for the years ended December 31, 2000 and 1999, respectively.

In addition, the General partner earned $63,000 and $149,000 in Partnership Management fees on distributions from operations for 2000 and 1999, respectively, of which $39,000 and $93,000, respectively, are subordinated to the Limited Partner's annual report of 8% of Adjusted Investment Capital, as defined in the Partnership Agreement. Such cumulative subordinated fees owed to the general partner at December 31, 2000 amounted to approximately $204,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,872 limited partnership units in the Partnership representing approximately 37.81% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

 (b)  Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

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

                                    Date: March 27, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 27, 2001
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date: March 27, 2001
Martha L. Long          and Controller