Form 10QSB
period 2001-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2001-05-04
CIK 800080

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)


                                 March 31, 2001



Assets
   Cash and cash equivalents                                               $    310
   Receivables and deposits                                                      76
   Other assets                                                                 250
   Investment properties:
       Land                                                  $  3,119
       Buildings and related personal property                 19,071
                                                               22,190
       Less accumulated depreciation                           (8,605)       13,585
                                                                           $ 14,221
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                        $     30
   Due to general partner                                                       230
   Tenant security deposit liabilities                                           48
   Accrued property taxes                                                       159
   Other liabilities                                                            123
   Mortgage notes payable                                                    10,189

Partners' (Deficit) Capital
   General partner                                             $ (294)
   Limited partners (26,111 units issued and
      outstanding)                                              3,736         3,442
                                                                           $ 14,221

            See Accompanying Notes to Consolidated Financial Statements

b)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                                           Three Months Ended
                                                                March 31,
                                                            2001        2000
Revenues:
   Rental income                                          $   746    $   744
   Other income                                                43         28
      Total revenues                                          789        772
Expenses:
   Operating                                                  229        226
   General and administrative                                 106         53
   Depreciation                                               185        173
   Interest                                                   176        179
   Property taxes                                              69         70
      Total expenses                                          765        701

Net income                                                $    24    $    71

Net income allocated to general partner                   $     5    $    14
Net income allocated to limited partners                       19         57
                                                          $    24    $    71

Net income per limited partnership unit                   $   .73    $  2.18

Distributions per limited partnership unit                $ 19.34    $    --


            See Accompanying Notes to Consolidated Financial Statements

c)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        26,111      $   --      $26,111      $26,111

Partners' (deficit) capital at
   December 31, 2000                  26,111      $ (291)     $ 4,222      $ 3,931

Distributions to partners                 --          (8)        (505)        (513)

Net income for the three months
   ended March 31, 2001                   --           5           19           24

Partners' (deficit) capital
   at March 31, 2001                  26,111     $  (294)     $ 3,736      $ 3,442


            See Accompanying Notes to Consolidated Financial Statements


d)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $    24      $    71
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     185          173
   Amortization of loan costs                                         7            8
   Change in accounts:
      Receivables and deposits                                      (19)          52
      Other assets                                                  (22)          (6)
      Accounts payable                                              (12)          20
      Tenant security deposit liabilities                            (1)           1
      Accrued property taxes                                        (14)         (12)
      Due to general partner                                         26          (53)
      Other liabilities                                               2          (18)

          Net cash provided by operating activities                 176          236

Cash flows used in investing activities:
  Net withdrawals from restricted escrows                            50           --
  Property improvements and replacements                            (82)        (112)

          Net cash used in investing activities                     (32)        (112)

Cash flows used in financing activities:
  Distributions to partners                                        (513)          --
  Payments on mortgage notes payable                                (33)         (31)

          Net cash used in financing activities                    (546)         (31)

Net (decrease) increase in cash and cash equivalents               (402)          93

Cash and cash equivalents at beginning of period                    712          987

Cash and cash equivalents at end of period                      $   310      $ 1,080

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   170      $   172

            See Accompanying Notes to Consolidated Financial Statements

e)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's General Partner is Fox Capital Management Corporation ("FCMC" or the Managing General Partner), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 42      $ 39
 Reimbursement for services of affiliates (included in
  investment properties and general and administrative
   expenses)                                                        23        15
 Partnership management fee (included in general and
   administrative expense)                                          39        --
 Asset management fees (included in general and
   administrative expenses)                                         21        14

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $42,000 and $39,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $23,000 and $15,000 for each of the three month periods ended March 31, 2001 and 2000, respectively. This affiliate also received asset management fees of approximately $21,000 and $14,000 for each of the three months ended March 31, 2001 and 2000, respectively.

In addition, the general partner earned $39,000 in Partnership Management fees on distributions from operations during the three months ended March 31, 2001, of which $27,000 is subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital as defined in the Partnership Agreement. Such cumulative subordinated fees owed to the general partner at March 31, 2001 amounted to approximately $230,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,897 limited partnership units in the Partnership representing approximately 37.90% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note D - Distributions

The Partnership declared and paid distributions from cash from operations of approximately $513,000 (approximately $505,000 to the limited partners or approximately $19.34 per limited partnership unit) during the three months ended March 31, 2001. No distributions were made to the partners during the three months ended March 31, 2000. Subsequent to March 31, 2001, the Partnership declared and paid a distribution from cash from operations of approximately $121,000 (approximately $119,000 to the limited partners or $4.56 per limited partnership unit).

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Barrington Place Apartments                   93%        91%
         Westlake, Ohio
      Wood View Apartments                          91%        97%
         Atlanta, Georgia

The Managing General Partner attributes the decrease in occupancy at Wood View Apartments to the construction of new apartment complexes and the competitive market of the apartment industry in the Atlanta area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 and 2000 was approximately $24,000 and $71,000, respectively. The decrease in net income is attributable to an increase in total expenses, which was partially offset by a small increase in total revenues. The increase in total expenses is the result of an increase in general and administrative expenses and depreciation expense. The increase in general and administrative expenses is primarily due to an increase in Partnership management fees on distributions from operations and an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Depreciation expense increased primarily due to capital improvements completed and placed in service during the last twelve months at the Partnership's investment properties.

The increase in total revenues is attributable to an increase in other income. The increase in other income is primarily due to an increase in interest income due to higher average cash balances held in interest bearing accounts. Other income also increased as a result of an increase in tenant reimbursements at Woodview Apartments, which was partially offset by a decrease in corporate unit income at Barrington Place Apartments.

Included in general and administrative expenses for the three months ended March 31, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $310,000 as compared to approximately $1,080,000 at March 31, 2000. The net decrease in cash and cash equivalents of approximately $402,000 from the Partnership's year ended December 31, 2000, is due to approximately $546,000 of cash used in financing activities and approximately $32,000 of cash used in investing activities which were partially offset by approximately $176,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Barrington Place Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $28,000 of capital improvements at Barrington Place Apartments consisting primarily of floor covering replacements and other building improvements. These improvements were funded from Partnership reserves. Capital improvements budgeted for 2001 are expected to cost approximately $92,000, which include, but are not limited to, floor covering replacements, a water submetering project, major landscaping, and other building improvements.

Wood View Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $54,000 of capital improvements at Wood View Apartments consisting primarily of plumbing enhancements, floor covering replacements, and other building improvements. These improvements were funded from operating cash flow. Capital improvements budgeted for 2001 are expected to cost approximately $81,000 which include, but are not limited to, floor covering replacements and other building improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At March 31, 2001 mortgage indebtedness was approximately $10,189,000. The loan on the Wood View Apartments in the amount of approximately $5,434,000, bears interest at a rate of 6.64% per annum. The mortgage encumbering Barrington Place Apartments in the amount of $4,755,000, bears interest at a rate of 6.65%. Both mortgage loans mature on August 1, 2008, with balloon payments due, at which time the properties will need to be refinanced or sold. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership declared and paid distributions from cash from operations of approximately $513,000 (approximately $505,000 to the limited partners or approximately $19.34 per limited partnership unit) during the three months ended March 31, 2001. No distributions were made to the partners during the three months ended March 31, 2000. Subsequent to March 31, 2001, the Partnership declared and paid a distribution from cash from operations of approximately $121,000 (approximately $119,000 to the limited partners or $4.56 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,897 limited partnership units in the Partnership representing approximately 37.90% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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

                                Date:    May 4, 2001