Form 10QSB
period 2001-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2001-08-07
CIK 800080

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

                    For the quarterly period ended June 30, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)


                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  206
   Receivables and deposits                                                     114
   Other assets                                                                 233
   Investment properties:
       Land                                                  $ 3,119
       Buildings and related personal property                 19,151
                                                               22,270
       Less accumulated depreciation                           (8,792)       13,478
                                                                           $ 14,031
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 85
   Due to general partner                                                       243
   Tenant security deposit liabilities                                           43
   Accrued property taxes                                                       144
   Other liabilities                                                            138
   Mortgage notes payable                                                    10,156

Partners' (Deficit) Capital
   General partner                                            $ (296)
   Limited partners (26,111 units issued and
      outstanding)                                              3,518         3,222
                                                                           $ 14,031


            See Accompanying Notes to Consolidated Financial Statements


b)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                          2001         2000        2001        2000
Revenues:
  Rental income                          $ 749        $ 755       $ 1,495     $ 1,499
  Other income                               53           40           96          68
    Total revenues                          802          795        1,591       1,567

Expenses:
  Operating                                 257          269          486         495
  General and administrative                 88          138          194         191
  Depreciation                              187          177          372         350
  Interest                                  177          179          353         358
  Property taxes                             68           76          137         146
    Total expenses                          777          839        1,542       1,540

Net income (loss)                         $ 25        $ (44)       $ 49        $ 27

Net income (loss) allocated to
  general partner                         $ 5          $ (9)       $ 10         $ 5

Net income (loss) allocated to
  limited partners                           20          (35)          39          22

                                          $ 25        $ (44)       $ 49        $ 27

Net income (loss) per limited
  partnership unit                       $ .77       $ (1.34)     $ 1.49      $ 0.84

 Distributions per limited
  partnership unit                       $ 9.12      $ 28.57      $ 28.46     $ 28.57


            See Accompanying Notes to Consolidated Financial Statements

c)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                    Partnership    General     Limited
                                       Units       Partner     Partners      Total

Original capital contributions        26,111        $ --       $26,111      $26,111

Partners' (deficit) capital at
   December 31, 2000                  26,111       $ (291)     $ 4,222      $ 3,931

Distribution to partners                  --           (15)       (743)        (758)

Net income for the six months
   ended June 30, 2001                    --            10          39           49

Partners' (deficit) capital
   at June 30, 2001                   26,111      $  (296)     $ 3,518      $ 3,222


            See Accompanying Notes to Consolidated Financial Statements

d)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001         2000
Cash flows from operating activities:
  Net income                                                      $ 49         $ 27
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     372          350
   Amortization of loan costs                                        14           15
   Change in accounts:
      Receivables and deposits                                      (57)         (15)
      Other assets                                                  (12)          (8)
      Accounts payable                                               43           27
      Tenant security deposit liabilities                            (6)           3
      Accrued property taxes                                        (29)          64
      Due to general partner                                         39          (13)
      Other liabilities                                              17           20

          Net cash provided by operating activities                 430          470

Cash flows from investing activities:
  Property improvements and replacements                           (162)        (231)
  Net withdrawals from restricted escrows                            50           --

          Net cash used in investing activities                    (112)        (231)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (66)         (62)
  Distribution to partners                                         (758)        (761)

          Net cash used in financing activities                    (824)        (823)

Net decrease in cash and cash equivalents                          (506)        (584)

Cash and cash equivalents at beginning of period                    712          987

Cash and cash equivalents at end of period                       $ 206        $ 403

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 339        $ 343

            See Accompanying Notes to Consolidated Financial Statements


e)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners VIII is the General Partner of the Partnership. The General Partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the Managing General Partner), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, the Managing General Partner and the Managing General Partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 85      $ 79
 Reimbursement for services of affiliates (included in
  investment properties, operating expense, and general and
   administrative expenses)                                         44        32
 Partnership management fee (included in general and
   administrative expense)                                          63        63
 Asset management fees (included in general and
   administrative expenses)                                         42        41

During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $85,000 and $79,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $44,000 and $32,000 for the six month periods ended June 30, 2001 and 2000, respectively. This affiliate also received asset management fees of approximately $42,000 and $41,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition, the general partner earned $63,000 in Partnership Management fees on distributions from operations during the six months ended June 30, 2001, of which approximately $39,000 is subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital as defined in the Partnership Agreement. Such cumulative subordinated fees owed to the general partner at June 30, 2001 amounted to approximately $243,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,952 limited partnership units in the Partnership representing approximately 38.11% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Distributions

The Partnership declared and paid distributions from cash from operations of approximately $758,000 (approximately $743,000 to the limited partners or approximately $28.46 per limited partnership unit) during the six months ended June 30, 2001. The Partnership distributed cash from operations of approximately $761,000 (approximately $746,000 to the limited partners, $28.57 per limited partnership unit) during the six months ended June 30, 2000.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Barrington Place Apartments                   93%        90%
         Westlake, Ohio
      Wood View Apartments                          91%        97%
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

Results of Operations

The Partnership's net income for the six months ended June 30, 2001 totaled approximately $49,000 as compared to net income of approximately $27,000 for the six months ended June 30, 2000. The Partnership realized net income for the three months ended June 30, 2001 of approximately $25,000 compared to a net loss of approximately $44,000 for the three months ended June 30, 2000. The increase in net income for the three and six months ended June 30, 2001 is attributable to an increase in total revenues. The increase in net income for the three months ended June 30, 2001 is also attributable to a decrease in total expenses. The increase in total revenues for both periods is attributable to an increase in other income. The increase in other income is primarily due to an increase in tenant reimbursements at Wood View Apartments, which was partially offset by a decrease in corporate unit income at Barrington Place Apartments.

While total expenses for the six months ended June 30, 2001 remained constant, the Partnership had an increase in depreciation expense which was partially offset by a decrease in operating expense and property tax expense. Depreciation expense increased due to capital improvements placed in service during the last twelve months at the Partnership's investment properties. Operating expense decreased primarily due to a decrease in maintenance expense at Wood View Apartments as a result of a reduction in the use of contract labor. Property tax expense decreased as a result of the timing and receipt of tax bills received from the taxing authorities.

The decrease in total expenses for the three months ended June 30, 2001 is primarily attributable to a decrease in general and administrative expenses, partially offset by an increase in depreciation expense. The decrease in general and administrative expenses is primarily due to a decrease in Partnership management fees on distributions from operations and a decrease in the cost of the annual audit required by the Partnership Agreement. The increase in depreciation expense is primarily due to capital improvements placed in service during the last twelve months at the Partnership's investment properties.

Included in general and administrative expense for the three and six months ended June 30, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies are also included.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $206,000 as compared to approximately $403,000 at June 30, 2000. The net decrease in cash and cash equivalents from the Partnership's year ended December 31, 2000 is approximately $506,000 which is the result of approximately $824,000 of cash used in financing activities and approximately $112,000 of cash used in investing activities partially offset by approximately $430,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Barrington Place

During the six months ended June 30, 2001, the Partnership expended approximately $86,000 for capital improvements at Barrington Place primarily consisting of a water submetering project, floor covering and appliance replacements, and other building improvements. These improvements were funded from Partnership reserves and operating cash flow. Capital improvements budgeted for 2001 are expected to cost approximately $149,000, which include, but are not limited to, air conditioning upgrades, a water submetering project, major landscaping, and other building improvements.

Wood View

During the six months ended June 30, 2001, the Partnership expended approximately $76,000 for capital improvements at Wood View primarily consisting of floor covering replacements, interior decoration, plumbing enhancements and other building improvements. These improvements were funded from operating cash flow. Capital improvements budgeted for 2001 are expected to cost approximately $81,000 which include, but are not limited to, plumbing enhancements, floor covering and appliance replacements, and other building improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At June 30, 2001, mortgage indebtedness was approximately $10,156,000. The loan on the Wood View Apartments in the amount of approximately $5,416,000 bears interest at a rate of 6.64% per annum. The mortgage encumbering Barrington Place Apartments in the amount of $4,740,000 bears interest at a rate of 6.65%. Both mortgage loans mature on August 1, 2008, with balloon payments due, at which time the properties will need to be refinanced or sold. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership declared and paid distributions from cash from operations of approximately $758,000 (approximately $743,000 to the limited partners or approximately $28.46 per limited partnership unit) during the six months ended June 30, 2001. The Partnership distributed cash from operations of approximately $761,000 (approximately $746,000 to the limited partners, $28.57 per limited partnership unit) during the six months ended June 30, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,952 limited partnership units in the Partnership representing approximately 38.11% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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


                                    Date: August 7, 2001