Form 10QSB
period 2001-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2001-11-02
CIK 800080

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

                 For the quarterly period ended September 30, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)


                               September 30, 2001



Assets
   Cash and cash equivalents                                                 $  291
   Receivables and deposits                                                     140
   Other assets                                                                 224
   Investment properties:
       Land                                                  $  3,119
       Buildings and related personal property                 19,268
                                                               22,387
       Less accumulated depreciation                           (8,977)       13,410
                                                                            $14,065
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $    73
   Due to general partner                                                       243
   Tenant security deposit liabilities                                           43
   Accrued property taxes                                                       230
   Other liabilities                                                            162
   Mortgage notes payable                                                    10,123

Partners' (Deficit) Capital
   General partner                                            $ (302)
   Limited partners (26,111 units issued and
      outstanding)                                              3,493         3,191
                                                                           $ 14,065

            See Accompanying Notes to Consolidated Financial Statements

b)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2001         2000        2001        2000
Revenues:
  Rental income                          $  712        $ 764      $ 2,207     $ 2,263
  Other income                               38           40          134         108
    Total revenues                          750          804        2,341       2,371

Expenses:
  Operating                                 263          253          749         748
  General and administrative                 72           78          266         269
  Depreciation                              185          180          557         530
  Interest                                  175          179          528         537
  Property taxes                             86           74          223         220
    Total expenses                          781          764        2,323       2,304

Net (loss) income                        $  (31)       $  40       $   18     $    67

Net (loss) income allocated to
  general partner                        $   (6)       $   8       $    4     $    13

Net (loss) income allocated to
  limited partners                          (25)          32           14          54

                                         $  (31)       $  40       $   18     $    67

Net (loss) income per limited
  partnership unit                       $ (.96)       $1.23       $ .54      $  2.07

 Distributions per limited
  partnership unit                       $   --        $  --      $28.46      $ 28.57


            See Accompanying Notes to Consolidated Financial Statements

c)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                    Partnership    General     Limited
                                       Units       Partner     Partners      Total

Original capital contributions        26,111       $   --      $26,111      $26,111

Partners' (deficit) capital at
   December 31, 2000                  26,111       $ (291)     $ 4,222      $ 3,931

Distribution to partners                  --          (15)        (743)        (758)

Net income for the nine months
   ended September 30, 2001               --             4          14           18

Partners' (deficit) capital
   at September 30, 2001              26,111       $  (302)    $ 3,493      $ 3,191



            See Accompanying Notes to Consolidated Financial Statements

d)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)



                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2001         2000
Cash flows from operating activities:
  Net income                                                      $  18        $  67
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     557          530
   Amortization of loan costs                                        21           23
   Change in accounts:
      Receivables and deposits                                      (83)         (93)
      Other assets                                                  (10)         (11)
      Accounts payable                                               31           (3)
      Tenant security deposit liabilities                            (6)           6
      Accrued property taxes                                         57           55
      Due to general partner                                         39          (13)
      Other liabilities                                              41           15

          Net cash provided by operating activities                 665          576

Cash flows from investing activities:
  Property improvements and replacements                           (279)        (279)
  Net withdrawals from restricted escrows                            50           45

          Net cash used in investing activities                    (229)        (234)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (99)         (93)
  Distribution to partners                                         (758)        (761)

          Net cash used in financing activities                    (857)        (854)

Net decrease in cash and cash equivalents                          (421)        (512)

Cash and cash equivalents at beginning of period                    712          987

Cash and cash equivalents at end of period                        $ 291        $ 475

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 507        $ 514

            See Accompanying Notes to Consolidated Financial Statements

e)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners VIII is the General Partner of the Partnership. The General Partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, the Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $125      $119
 Reimbursement for services of affiliates (included in
  investment properties, operating expense, and general and
   administrative expenses)                                         65        71
 Partnership management fee (included in general and
   administrative expense)                                          63        63
 Asset management fees (included in general and
   administrative expenses)                                         64        62

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $125,000 and $119,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $65,000 and $71,000 for the nine month periods ended September 30, 2001 and 2000, respectively. This affiliate also received asset management fees of approximately $64,000 and $62,000 for the nine months ended September 30, 2001 and 2000, respectively.

In addition, the general partner earned $63,000 in Partnership Management fees on distributions from operations during the nine months ended September 30, 2001, of which approximately $39,000 is subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital as defined in the Partnership Agreement. Such cumulative subordinated fees owed to the general partner at September 30, 2001 amounted to approximately $243,000. At September 30, 2000, approximately $204,000 was owed to the general partner as cumulative subordinate management fees.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,957 limited partnership units in the Partnership representing 38.13% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Distributions

The Partnership declared and paid distributions from cash from operations of approximately $758,000 (approximately $743,000 to the limited partners or approximately $28.46 per limited partnership unit) during the nine months ended September 30, 2001. The Partnership distributed cash from operations of approximately $761,000 (approximately $746,000 to the limited partners, $28.57 per limited partnership unit) during the nine months ended September 30, 2000.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Barrington Place Apartments                   91%        93%
         Westlake, Ohio
      Wood View Apartments                          91%        96%
         Atlanta, Georgia

The Managing General Partner attributes the decrease in occupancy at Wood View Apartments to the construction of new apartment complexes and the competitive market of the apartment industry in the Atlanta area.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001 totaled approximately $18,000 as compared to net income of approximately $67,000 for the nine months ended September 30, 2000. The Partnership realized a net loss for the three months ended September 30, 2001 of approximately $31,000 compared to net income of approximately $40,000 for the three months ended September 30, 2000. The decrease in net income for the three and nine months ended September 30, 2001 is attributable to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is attributable to a decrease in rental income for both periods which for the nine months ended September 30, 2001 was partially offset by an increase in other income. The decrease in rental income is primarily attributable to a decrease in occupancy and an increase in concession costs partially offset by an increase in average rental rates at both of the Partnership's investment properties. The increase in other income during the nine months ended September 30, 2001 is primarily due to an increase in tenant reimbursements at Wood View Apartments, which was partially offset by a decrease in corporate unit income at Barrington Place Apartments.

The increase in total expenses for the nine months ended September 30, 2001 is primarily the result of an increase in depreciation expense. Depreciation expense increased primarily due to capital improvements completed and placed in service during the last twelve months at the Partnership's investment properties.

The increase in total expenses for the three months ended September 30, 2001 is primarily attributable to an increase in operating expense at Wood View Apartments and property tax expense at Barrington Place Apartments. The increase in operating expense at Wood View Apartments is primarily attributable to an increase in property expense and insurance expense, which were partially offset by a decrease in maintenance expense. Property expense increased primarily due to an increase in employee salaries and related benefits. The increase in insurance expense is primarily due to an increase in insurance premiums. The decrease in maintenance expense is primarily due to a reduction in the use of contract labor. The increase in property tax expense at Barrington Place Apartments is primarily attributable to the timing and receipt of tax bills received from the taxing authorities.

General and administrative expenses remained relatively stable for the comparable periods. Included in general and administrative expense for the three and nine months ended September 30, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $291,000 as compared to approximately $475,000 at September 30, 2000. The net decrease in cash and cash equivalents from the Partnership's year ended December 31, 2000 is approximately $421,000 which is the result of approximately $857,000 of cash used in financing activities and approximately $229,000 of cash used in investing activities partially offset by approximately $665,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements which were partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Barrington Place

During the nine months ended September 30, 2001, the Partnership expended approximately $94,000 for budgeted and nonbudgeted capital improvements at Barrington Place primarily consisting of a water submetering project, floor covering and appliance replacements, and other building improvements. These improvements were funded from Partnership reserves and operating cash flow. Capital improvements budgeted for 2001 are expected to cost approximately $101,000, which include, but are not limited to, plumbing enhancements, a water submetering project, and other building improvements.

Wood View

During the nine months ended September 30, 2001, the Partnership expended approximately $185,000 for budgeted and nonbudgeted capital improvements at Wood View primarily consisting of floor covering replacements, interior decoration, appliance replacements, clubhouse renovations, and other building improvements. These improvements were funded from operating cash flow. Capital improvements budgeted for 2001 are expected to cost approximately $112,000 which include, but are not limited to, plumbing enhancements, floor covering and appliance replacements, and other building improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At September 30, 2001, mortgage indebtedness was approximately $10,123,000. The loan on the Wood View Apartments in the amount of approximately $5,399,000 bears interest at a rate of 6.64% per annum. The mortgage encumbering Barrington Place Apartments in the amount of $4,724,000 bears interest at a rate of 6.65%. Both mortgage loans mature on August 1, 2008, with balloon payments due, at which time the properties will need to be refinanced or sold. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership declared and paid distributions from cash from operations of approximately $758,000 (approximately $743,000 to the limited partners or $28.46 per limited partnership unit) during the nine months ended September 30, 2001. The Partnership distributed cash from operations of approximately $761,000 (approximately $746,000 to the limited partners, $28.57 per limited partnership unit) during the nine months ended September 30, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,957 limited partnership units in the Partnership representing 38.13% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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