Form 10KSB
period 2001-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2002-03-22
CIK 800080

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934  [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $3,104,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     PART I

Item 1.  Description of Business

Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") is a publicly-held limited partnership organized in June 1984, under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners VIII, a California general partnership, is the general partner of the Partnership. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI") are the general partners of Fox Partners VIII. The Managing General Partner and the managing general partner of FRI are each subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless, terminated earlier in accordance with the terms of the Partnership Agreement.

The Partnership, through its public offering of Limited Partnership Units, sold 26,111 units aggregating $26,111,000. From April 1987 through February 1989, the Partnership acquired one mobile home park and two apartment complexes. The Partnership continues to hold and operate the two apartment complexes (see "Item
2. Description of Properties"). Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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


                               Gross
                              Carrying   Accumulated                         Federal
Property                       Value    Depreciation    Rate     Method     Tax Basis
                                  (in thousands)                         (in thousands)

Barrington Place Apartments  $11,951       $ 5,060    5-30 yrs    S/L        $ 6,637

Wood View Apartments          10,477         4,106    5-30 yrs    S/L          6,026

                             $22,428       $ 9,166                           $12,663

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity     Due At
        Property              2001        Rate    Amortized     Date    Maturity (1)
                         (in thousands)                                 (in thousands)

Barrington Place
 Apartments                 $ 4,708      6.65%    30 years     8/1/08      $ 4,178
Wood View Apartments          5,380      6.64%    30 years     8/1/08        4,774

  Total                     $10,088                                        $ 8,952

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                   Average Annual        Average Annual
                                    Rental Rate            Occupancy
                                     (per unit)
 Property                        2001          2000       2001    2000

 Barrington Place
   Apartments                   $10,077       $9,824      92%      94%
 Wood View Apartments            10,132        9,609      92%      96%

The Managing General Partner attributes the decrease in occupancy at Wood View Apartments to the competitive market of the apartment industry in the Atlanta area and a softening economy.

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property were:

                                                 2001            2001
                                                Billing          Rate
                                            (in thousands)

Barrington Place Apartments                      $166            5.17%

Wood View Apartments                              123            3.00%

Capital Improvements:

Barrington Place

During the year ended December 31, 2001, the Partnership expended approximately $102,000 for capital improvements at Barrington Place primarily consisting of a water submetering project, floor covering and appliance replacements, and other building improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $49,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood View

During the year ended December 31, 2001, the Partnership expended approximately $218,000 for capital improvements at Wood View primarily consisting of floor covering replacements, interior decoration, appliance replacements, clubhouse renovations, and other building improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.


Item 3.  Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The unitholders of the Registrant did not vote on any matter during the quarter ended December 31, 2001.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership offered and sold 26,111 Limited Partnership Units aggregating $26,111,000. As of December 31, 2001, there were 984 holders of record owning an aggregate of 26,111 Units. Affiliates of the Managing General Partner owned 9,977 Units or 38.21% as of December 31, 2001. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

The following table sets forth the distributions made from operations by the Partnership for the years ended December 31, 2000 and 2001 (see Item 6.
"Management's Discussion and Analysis or Plan of Operations" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00             $   761               $ 28.57

       01/01/01 - 12/31/01                 867                 32.55

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,977 limited partnership units (the "Units") in the Partnership representing 38.21% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Partnership realized a net loss for the year ended December 31, 2001 of approximately $65,000 compared to net income of approximately $141,000 for the year ended December 31, 2000. The decrease in net income for the year ended December 31, 2001 is attributable to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is attributable to a decrease in rental income partially offset by an increase in other income. The decrease in rental income is primarily attributable to a decrease in occupancy and an increase in concession costs partially offset by an increase in average rental rates at both of the Partnership's investment properties. The increase in other income during the year ended December 31, 2001 is primarily due to an increase in tenant reimbursements at Wood View Apartments, partially offset by a decrease in corporate unit income at Barrington Place Apartments.

The increase in total expenses for the year ended December 31, 2001 is primarily attributable to an increase in operating expense at Wood View Apartments, property tax expense at Barrington Place Apartments and depreciation expense at both properties. The increase in operating expense at Wood View Apartments is primarily attributable to an increase in property, insurance and advertising expenses, partially offset by a decrease in maintenance expense. Property expenses increased primarily due to an increase in employee salaries and related benefits and utilities. The increase in insurance expense is primarily due to an increase in insurance premiums. Advertising expenses increased in an effort to increase occupancy at the property. The increase in property tax expense at Barrington Place Apartments is attributable to a settlement and subsequent refund during 2000 of taxes paid during 1994 through 1999. Depreciation expense increased primarily due to capital improvements completed and placed in service during the last twelve months at both the Partnership's investment properties.

General and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses for the year ended December 31, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2001, the Registrant had cash and cash equivalents of approximately $324,000 compared to approximately $712,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $388,000 for the year ended December 31, 2001 is due to approximately $1,001,000 and $270,000 of cash used in financing activities and investing activities, respectively, which was partially offset by approximately $883,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Registrant's properties and repayment of advances from an affiliate, partially offset by advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal, and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $103,000. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,088,000 is amortized over 360 months with balloon payments of approximately $8,952,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 2001, the Partnership distributed cash from operations of approximately $867,000 (approximately $850,000 to the limited partners or $32.55 per limited partnership unit). During the year ended December 31, 2000, the Partnership distributed cash from operations of approximately $761,000 (approximately $746,000 to the limited partners or $28.57 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,977 limited partnership units (the "Units") in the Partnership representing 38.21% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements


FOX STRATEGIC HOUSING INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements





                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Fox Strategic Housing Income Partners


We have audited the accompanying consolidated balance sheet of Fox Strategic Housing Income Partners as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Strategic Housing Income Partners at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                      FOX STRATEGIC HOUSING INCOME PARTNERS
                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                  $ 324
   Receivables and deposits                                                      49
   Other assets                                                                 203
   Investment properties (Notes B and E):
       Land                                                  $ 3,119
       Buildings and related personal property                 19,309
                                                               22,428
       Less accumulated depreciation                           (9,166)       13,262
                                                                           $ 13,838
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $  100
   Tenant security deposit liabilities                                           43
   Accrued property taxes                                                       195
   Due to Managing General Partner (Note D)                                     252
   Other liabilities                                                            161
   Mortgage notes payable (Note B)                                           10,088

Partners' (Deficit) Capital
   General partner                                             $ (308)
   Limited partners (26,111 units issued and
      outstanding)                                              3,307         2,999
                                                                           $ 13,838

            See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per unit data)


                                                              Years Ended
                                                              December 31,
                                                          2001          2000
Revenues:
   Rental income                                         $ 2,919      $ 3,033
   Other income                                              185          140
      Total revenues                                       3,104        3,173

Expenses:
   Operating                                               1,071        1,037
   General and administrative                                337          340
   Depreciation                                              746          713
   Interest                                                  703          705
   Property taxes                                            312          237
      Total expenses                                       3,169        3,032

Net (loss) income (Note C)                                $ (65)       $ 141

Net (loss) income allocated to general partner            $ --          $ 28

Net (loss) income allocated limited partners                 (65)         113
                                                          $ (65)       $ 141

Net (loss) income per limited partnership unit           $ (2.49)      $ 4.33

Distributions per limited partnership unit               $ 32.55      $ 28.57
            See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            26,111        $ --      $26,111    $26,111

Partners' (deficit) capital at
  December 31, 1999                       26,111       $ (304)    $ 4,855    $ 4,551

Distributions to partners                     --          (15)       (746)      (761)

Net income for the year ended
  December 31, 2000                           --           28         113        141

Partners' (deficit) capital at
  December 31, 2000                       26,111         (291)      4,222       3,931

Distributions to partners                     --          (17)       (850)      (867)

Net loss for the year ended
  December 31, 2001                           --           --         (65)       (65)

Partners' (deficit) capital at
  December 31, 2001                       26,111       $ (308)    $ 3,307     $ 2,999


            See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                  2001        2000
Cash flows from operating activities:
   Net (loss) income                                          $   (65)     $   141
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation                                                 746          713
     Amortization of loan costs                                    28           22
     Change in accounts:
      Receivables and deposits                                      8           53
      Other assets                                                  4           (1)
      Accounts payable                                             58           21
      Tenant security deposit liabilities                          (6)           6
      Accrued property taxes                                       22           (2)
      Due to Managing General Partner                              48          (13)
      Other liabilities                                            40          (11)

         Net cash provided by operating activities                883          929

Cash flows from investing activities:
   Property improvements and replacements                        (320)        (363)
   Net withdrawals from restricted escrows                         50           45

         Net cash used in investing activities                   (270)        (318)

Cash flows from financing activities:
   Payments on mortgage notes payable                            (134)        (125)
   Distributions to partners                                     (867)        (761)
   Advances from affiliate                                         69           --
   Repayment of advances from affiliate                           (69)          --

         Net cash used in financing activities                 (1,001)        (886)

Net decrease in cash and cash equivalents                        (388)        (275)
Cash and cash equivalents at beginning of period                  712          987
Cash and cash equivalents at end of period                    $   324      $   712
Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   675      $   684


            See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                     Notes To Consolidated Financial Statements

                                December 31, 2001

Note A - Organization and Significant Accounting Policies

Organization: Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") is a limited partnership organized under the laws of the State of California to operate and hold income-producing properties. The Partnership currently owns two apartment buildings, one located in Atlanta, Georgia, and one located in Westlake, Ohio. Fox Partners VIII, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The director and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership was organized in 1984 and commenced operations in 1987. The capital contributions of $26,111,000 ($1,000 per unit) were made by the limited partners including one limited partnership unit purchased by an affiliate of FCMC.

Principles of Consolidation: The consolidated financial statements include the statements of the Partnership and Westlake East Associates, L.P., a limited partnership in which the Partnership owns a 99% interest. The general partner of Westlake East Associates, L.P. may be removed by the Registrant; therefore, this partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions and balances have been eliminated.

Allocations to Partners: Net income, net loss, and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

In accordance with the Partnership Agreement, the Partnership's net losses were allocated 100% to the general partner until the cumulative loss allocated equaled cumulative income allocated to the general partner subsequent to December 31, 1991. This level was reached in 1996; thereafter, the net losses have been allocated 100% to the limited partners until their capital accounts are zero. For the year ended December 31, 2001 the net loss has been allocated 100% to the limited partners and for the year ended December 31, 2000, the first 20% of the Partnership's net income has been allocated to the general partner and the remaining 80% has been allocated 2% to the general partner and 98% to the limited partners until cumulative income is equal to 2.0408% of the total Original Invested Capital. In addition, two percent of cash distributions are allocated to the general partner.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 40 years and (2) personal property additions over 5-20 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $310,000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs: Loan costs of approximately $278,000, less accumulated amortization of approximately $93,000, are included in other assets and are being amortized on a straight-line basis over the lives of the loans.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $78,000 and $59,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                          Principal     Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest    Maturity     Due At
       Property             2001       Interest     Rate        Date      Maturity
                             (in thousands)                             (in thousands)

Barrington Place           $ 4,708       $ 31       6.65%     08/01/08     $ 4,178

Wood View                    5,380         36       6.64%     08/01/08       4,774

Totals                     $10,088        $ 67                             $ 8,952

The  mortgage  notes  payable are  nonrecourse  and are secured by pledge of the
Partnership's rental properties and by pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002        $   142
                               2003            152
                               2004            163
                               2005            174
                               2006            186
                            Thereafter       9,271
                                           $10,088

Note C - Income Taxes

The Partnership is classified as a Partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of net (loss) income as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 2001 and 2000 (in thousands, except per unit data):

                                                       2001          2000
              Net (loss) income as reported          $   (65)      $   141
              Add (deduct):
                Depreciation differences                 (80)          (87)
                Other                                     60          (145)
              Federal taxable loss                   $   (85)      $   (91)

              Federal taxable loss per
                limited partnership unit             $ (3.14)      $ (3.43)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                               $ 2,999
  Land and buildings                                     148
  Accumulated depreciation                              (747)
  Syndication and distribution costs                     757
  Other                                                  212
Net assets - Federal tax basis                       $ 3,369

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees (included in
  operating expense)                              $ 167        $ 162

Reimbursement for services of affiliates
   (included in operating and general and
   administrative expenses and investment
   properties)                                      163          183

Partnership management fee (included in
   general and administrative expenses)              75           63

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $167,000 and $162,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $163,000 and $183,000 for the years ended December 31, 2001 and 2000, respectively.

In addition, the Managing General Partner earned $75,000 and $63,000 in Partnership Management fees on distributions from operations during the years ended December 31, 2001 and 2000, respectively, of which approximately $45,000 and $39,000, respectively, was subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital as defined in the Partnership Agreement. Such cumulative subordinated fees owed to the Managing General Partner at December 31, 2001 amounted to approximately $252,000.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership $69,000 during the year ended December 31, 2001 to fund operating expenses at Wood View Apartments. This advance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000. There were no such loans from the Managing General Partner or associated interest expense during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $10,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,977 limited partnership units (the "Units") in the Partnership representing 38.21% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note E - Real Estate and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)

Barrington Place                $ 4,708         $ 1,152       $10,180          $   619

Wood View Apartments              5,380           1,981         7,366            1,130

Totals                          $10,088         $ 3,133       $17,546          $ 1,749


                     Gross Amount At Which
                            Carried
                      At December 31, 2001
                         (in thousands)

                           Buildings
                              And
                            Related
                            Personal          Accumulated    Year of      Date   Depreciable
   Description      Land    Property   Total  Depreciation Construction Acquired Life-Years
                                             (in thousands)
Barrington Place   $ 1,138  $10,813   $11,951   $ 5,060      1989      07/89      5-30

Wood View            1,981    8,496    10,477     4,106      1982      09/87      5-30

     Totals        $ 3,119  $19,309   $22,428   $ 9,166

Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):

                                              Years Ended December 31,
                                                 2001          2000

Real Estate

Balance at beginning of year                    $22,108       $21,814
    Property improvements                           320           294

Balance at end of year                          $22,428       $22,108

Accumulated Depreciation

Balance at beginning of year                    $ 8,420       $ 7,707
    Additions charged to expense                    746           713

Balance at end of year                          $ 9,166       $ 8,420

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $22,576,000 and $22,256,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $9,913,000 and $9,087,000, respectively.

Note F - Distributions

During the year ended December 31, 2001, the Partnership distributed cash from operations of approximately $867,000 (approximately $850,000 to the limited partners or $32.55 per limited partnership unit). During the year ended December 31, 2000, the Partnership distributed cash from operations of approximately $761,000 (approximately $746,000 to the limited partners or $28.57 per limited partnership unit).

Note G - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the consolidated financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $34,000 and non-audit services (principally tax-related) of approximately $17,000.

Item 10. Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                                   Number of Units     Percentage

IPLP Acquisition I LLC ("IPLP LLC")
   (an affiliate of AIMCO)                    3,919            15.01%
Insignia Properties LP ("IPLP")
   (an affiliate of AIMCO)                      213              .82%
AIMCO Properties LP
   (an affiliate of AIMCO)                    5,845            22.38%

IPLP Acquisition I LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

No director or officer of FCMC owns any Units of the Partnership of record or beneficially.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)

Property management fees                          $ 167        $ 162
Reimbursement for services of affiliates            163          183
Partnership management fee                           75           63

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $167,000 and $162,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $163,000 and $183,000 for the years ended December 31, 2001 and 2000, respectively.

In addition, the Managing General Partner earned $75,000 and $63,000 in Partnership Management fees on distributions from operations during the years ended December 31, 2001 and 2000, respectively, of which approximately $45,000 and $39,000, respectively, was subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital as defined in the Partnership Agreement. Such cumulative subordinated fees owed to the Managing General Partner at December 31, 2001 amounted to approximately $252,000.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership $69,000 during the year ended December 31, 2001 to fund operating expenses at Wood View Apartments. This advance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000. There were no such loans from the Managing General Partner or associated interest expense during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $10,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,977 limited partnership units (the "Units") in the Partnership representing 38.21% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.


Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      None.

(b)   Reports on Form 8-K filed in the fourth quarter of calendar year 2001:

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


                                    Date: March 22, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 22, 2002
Patrick J. Foye         and Director



/s/Martha L. Long       Senior Vice President         Date: March 22, 2002
Martha L. Long          and Controller

                                  EXHIBIT INDEX

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

      10.6* Multi-Family Note dated July 30, 1998, between Fox Strategic Housing
            Income Partners, a California limited partnership, and Newport Mortgage Company, L.P., a Texas limited partnership, related to the refinancing of debt on Wood View Apartments.

           *Filed as Exhibits 10.1 through 10.6, respectively,  to Form 10-QSB -
            Quarterly or Transitional Report filed on November 12, 1998 and incorporated herein by reference.