Form 10QSB
period 2002-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2002-05-13
CIK 800080

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

                   For the quarterly period ended March 31, 2002


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

ITEM 1.     FINANCIAL STATEMENTS

a)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)


                                 March 31, 2002



Assets
   Cash and cash equivalents                                                 $ 295
   Receivables and deposits                                                      84
   Other assets                                                                 239
   Investment properties:
       Land                                                  $ 3,119
       Buildings and related personal property                 19,357
                                                               22,476
       Less accumulated depreciation                           (9,357)       13,119
                                                                           $ 13,737
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 57
   Tenant security deposit liabilities                                           41
   Accrued property taxes                                                       187
   Due to general partner                                                       252
   Other liabilities                                                            109
   Mortgage notes payable                                                    10,053

Partners' (Deficit) Capital
   General partner                                             $ (300)
   Limited partners (26,111 units issued and
      outstanding)                                              3,338         3,038
                                                                           $ 13,737

            See Accompanying Notes to Consolidated Financial Statements

b)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)





                                                           Three Months Ended
                                                                March 31,
                                                            2002        2001
Revenues:
   Rental income                                          $   747    $   746
   Other income                                                46         43
      Total revenues                                          793        789
Expenses:
   Operating                                                  243        229
   General and administrative                                  70        106
   Depreciation                                               191        185
   Interest                                                   174        176
   Property taxes                                              76         69
      Total expenses                                          754        765

Net income                                                $    39    $    24

Net income allocated to general partner                   $     8    $     5
Net income allocated to limited partners                       31         19
                                                          $    39    $    24

Net income per limited partnership unit                   $  1.19    $  0.73

Distributions per limited partnership unit                $    --    $ 19.34


            See Accompanying Notes to Consolidated Financial Statements

c)

                      FOX STRATEGIC HOUSING INCOME PARTNERS

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        26,111       $ --       $26,111      $26,111

Partners' (deficit) capital at
   December 31, 2001                  26,111      $ (308)     $ 3,307      $ 2,999

Net income for the three months
   ended March 31, 2002                   --           8           31           39

Partners' (deficit) capital
   at March 31, 2002                  26,111     $  (300)     $ 3,338      $ 3,038



            See Accompanying Notes to Consolidated Financial Statements

d)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                    $    39      $    24
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     191          185
   Amortization of loan costs                                         7            7
   Change in accounts:
      Receivables and deposits                                      (35)         (19)
      Other assets                                                  (43)         (22)
      Accounts payable                                              (43)         (12)
      Tenant security deposit liabilities                            (2)          (1)
      Accrued property taxes                                         (8)         (14)
      Due to general partner                                         --           26
      Other liabilities                                             (52)           2

          Net cash provided by operating activities                  54          176

Cash flows from investing activities:
  Net withdrawals from restricted escrows                            --           50
  Property improvements and replacements                            (48)         (82)

          Net cash used in investing activities                     (48)         (32)

Cash flows from financing activities:
  Distributions to partners                                          --         (513)
  Payments on mortgage notes payable                                (35)         (33)

          Net cash used in financing activities                     (35)        (546)

Net decrease in cash and cash equivalents                           (29)        (402)

Cash and cash equivalents at beginning of period                    324          712

Cash and cash equivalents at end of period                      $   295      $   310

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   223      $   170

            See Accompanying Notes to Consolidated Financial Statements

e)
                      FOX STRATEGIC HOUSING INCOME PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's General Partner is Fox Capital Management Corporation ("FCMC" or the Managing General Partner), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $43,000 and $42,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $45,000 and $43,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

In addition, the general partner earned $39,000 in Partnership Management fees on distributions from operations during the three months ended March 31, 2001, of which $27,000 is subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital as defined in the Partnership Agreement. There were no Partnership Management fees earned during the three months ended March 31, 2002. The Partnership Management fees are included in general and administrative expenses. Such cumulative subordinated fees owed to the general partner at March 31, 2002 amounted to approximately $252,000 and is included in due to general partner.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $31,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Barrington Place Apartments                   98%        93%
         Westlake, Ohio
      Wood View Apartments                          89%        91%
         Atlanta, Georgia

The Managing General Partner attributes the increase in occupancy at Barrington Place Apartments to increased concessions and improved resident relations.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 and 2001 was approximately $39,000 and $24,000, respectively. The increase in net income is attributable to a decrease in total expenses and a slight increase in total revenues. The decrease in total expenses is the result of a decrease in general and administrative expenses partially offset by an increase in depreciation and operating expenses at Wood View Apartments. The decrease in general and administrative expenses is primarily due to a decrease in Partnership management fees paid with distributions from operations. Depreciation expense increased at Wood View Apartments due to capital improvements completed and placed in service during the last twelve months. Operating expense increased primarily due to increases in salaries and related benefits at Wood View Apartments.

The increase in total revenues is attributable to a slight increase in other income. The increase in other income is primarily due to an increase in tenant reimbursements at both properties, primarily utility reimbursements.

Included in general and administrative expense for the three months ended March 31, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $295,000 compared to approximately $310,000 at March 31, 2001. The decrease in cash and cash equivalents of approximately $29,000 since December 31, 2001, is due to approximately $48,000 and $35,000 of cash used in investing and financing activities, respectively, partially offset by approximately $54,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Barrington Place Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $20,000 of capital improvements at Barrington Place Apartments consisting primarily of floor covering replacements and other building improvements. These improvements were funded from operating cash flow. Capital improvements budgeted for 2002 are expected to cost approximately $58,000, which include floor covering and appliance replacements, air conditioning upgrades and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Wood View Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $28,000 of capital improvements at Wood View Apartments consisting primarily of plumbing enhancements, floor covering replacements, air conditioning upgrades and other building improvements. These improvements were funded from operating cash flow. Capital improvements budgeted for 2002 are expected to cost approximately $63,000 which include floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,053,000 is amortized over 360 months with balloon payments of approximately $8,952,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit

Operations             $  --            $   --           $  513            $19.34

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,987 limited partnership units (the "Units") in the Partnership representing approximately 38.25% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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

                                 Date:  May 13, 2002