Form 10QSB
period 2002-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2002-08-14
CIK 800080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


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



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)


                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 331
   Receivables and deposits                                                     114
   Other assets                                                                 218
   Investment properties:
       Land                                                  $ 3,119
       Buildings and related personal property                 19,430
                                                               22,549
       Less accumulated depreciation                           (9,553)       12,996
                                                                           $ 13,659
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 37
   Due to general partner                                                       258
   Tenant security deposit liabilities                                           42
   Accrued property taxes                                                       178
   Other liabilities                                                            231
   Mortgage notes payable                                                    10,018

Partners' (Deficit) Capital
   General partner                                            $ (296)
   Limited partners (26,111 units issued and
      outstanding)                                              3,191         2,895
                                                                           $ 13,659

            See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                         Three Months Ended        Six Months Ended

                                              June 30,                 June 30,
                                          2002         2001        2002        2001
Revenues:
  Rental income                          $ 737        $ 749       $ 1,484     $ 1,495
  Other income                               45           53           91          96
    Total revenues                          782          802        1,575       1,591

Expenses:
  Operating                                 222          257          465         486
  General and administrative                 74           88          144         194
  Depreciation                              196          187          387         372
  Interest                                  174          177          348         353
  Property taxes                             75           68          151         137
    Total expenses                          741          777        1,495       1,542

Net income                                $ 41         $ 25        $ 80        $ 49

Net income allocated to general
  partner                                 $ 8          $ 5         $ 16        $ 10

Net income allocated to limited
  partners                                   33           20           64          39

                                          $ 41         $ 25        $ 80        $ 49

Net income per limited partnership
  unit                                   $ 1.26       $ .77       $ 2.45      $ 1.49

 Distributions per limited
  partnership unit                       $ 6.89       $ 9.12      $ 6.89      $ 28.46

            See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                    Partnership    General     Limited
                                       Units       Partner     Partners      Total

Original capital contributions        26,111        $ --       $26,111      $26,111

Partners' (deficit) capital at
   December 31, 2001                  26,111       $ (308)     $ 3,307      $ 2,999

Distribution to partners                  --            (4)       (180)        (184)

Net income for the six months
   ended June 30, 2002                    --            16          64           80

Partners' (deficit) capital
   at June 30, 2002                   26,111      $  (296)     $ 3,191      $ 2,895


            See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)



                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net income                                                      $ 80         $ 49
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     387          372
   Amortization of loan costs                                        14           14
   Change in accounts:
      Receivables and deposits                                      (65)         (57)
      Other assets                                                  (29)         (12)
      Accounts payable                                              (63)          43
      Tenant security deposit liabilities                            (1)          (6)
      Accrued property taxes                                        (17)         (29)
      Due to general partner                                          6           39
      Other liabilities                                              70           17

          Net cash provided by operating activities                 382          430

Cash flows from investing activities:
  Property improvements and replacements                           (121)        (162)
  Net withdrawals from restricted escrows                            --           50

          Net cash used in investing activities                    (121)        (112)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (70)         (66)
  Distribution to partners                                         (184)        (758)

          Net cash used in financing activities                    (254)        (824)

Net increase (decrease) in cash and cash equivalents                  7         (506)

Cash and cash equivalents at beginning of period                    324          712

Cash and cash equivalents at end of period                       $ 331        $ 206

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 334        $ 339

            See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners VIII is the general partner of the Partnership. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the Managing General Partner), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, the Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $82,000 and $85,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $88,000 and $86,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

In addition, the general partner earned $12,000 and $63,000 in partnership management fees on distributions from operations during the six months ended June 30, 2002 and 2001, respectively, of which $10,000 and $39,000 is subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital as defined in the Partnership Agreement. The partnership management fees are included in general and administrative expenses. Such cumulative subordinated fees owed to the general partner at June 30, 2002 amounted to approximately $258,000 and is included in due to general partner.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $31,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Barrington Place Apartments                   96%        93%
         Westlake, Ohio
      Wood View Apartments                          88%        91%
         Atlanta, Georgia

The Managing General Partner attributes the increase in occupancy at Barrington Place Apartments to increased concessions and improved resident relations. The Managing general Partner attributes the decrease in occupancy at Wood View Apartments to the competitive market of the apartment industry in the Atlanta area and a softening economy.

Results of Operations

The Partnership's net income for the six months ended June 30, 2002 totaled approximately $80,000 compared to net income of approximately $49,000 for the six months ended June 30, 2001. The Partnership realized net income for the three months ended June 30, 2002 of approximately $41,000 compared to net income of approximately $25,000 for the three months ended June 30, 2001. The increase in net income for the three and six months ended June 30, 2002 is attributable to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues for both periods is attributable to a decrease in other income and rental income. The decrease in rental income is primarily due to a decrease in average rental rates at Barrington Place Apartments, and a decrease in occupancy and increased bad debt expense at Wood View Apartments. These decreases were partially offset by an increase in occupancy at Barrington Place Apartments and a decrease in concessions at both of the Partnership's investment properties. The decrease in other income is primarily due to a decrease in interest income and a decrease in tenant reimbursements at Wood View Apartments, which was partially offset by an increase in utility reimbursements at both of the Partnership's investment properties.

The decrease in total expenses for the three and six months ended June 30, 2002 is the result of a decrease in operating and general and administrative expenses partially offset by an increase in depreciation and property tax expenses. Operating expense decreased primarily due to decreases in property, advertising and maintenance expenses at Barrington Place Apartments partially offset by an increase in insurance expense. Property expenses decreased primarily due to a decrease in utilities at Barrington Place Apartments. Maintenance expenses decreased primarily due to decreased contract services at Barrington Place Apartments. Insurance expense increased due to an increase in insurance premiums at both investment properties. Depreciation expense increased primarily due to capital improvements completed and placed in service during the last twelve months at the Partnership's investment properties. Property tax expense increased as a result of the timing and receipt of tax bills received from the taxing authorities, which affected the accruals.

The decrease in general and administrative expenses for the three and six months ended June 30, 2002 is primarily due to a decrease in Partnership management fees paid with distributions from operations. Included in general and administrative expense for the three and six months ended June 30, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $331,000 compared to approximately $206,000 at June 30, 2001. The increase in cash and cash equivalents of approximately $7,000 since December 31, 2001 is due to approximately $382,000 of cash provided by operating activities partially offset by approximately $121,000 and $254,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Barrington Place Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $75,000 of budgeted and unbudgeted capital improvements at Barrington Place Apartments consisting primarily of a water submetering project, floor covering replacements and other building improvements. These improvements were funded from operating cash flow. Capital improvements budgeted for 2002 are expected to cost approximately $59,000, which include floor covering and appliance replacements, air conditioning upgrades and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Wood View Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $46,000 of capital improvements at Wood View Apartments consisting primarily of plumbing enhancements, floor covering replacements, air conditioning upgrades and other building improvements. These improvements were funded from operating cash flow. Capital improvements budgeted for 2002 are expected to cost approximately $65,000 which include floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,018,000 is amortized over 360 months with balloon payments of approximately $8,952,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                      June, 2002          Unit        June 30, 2001         Unit

Operations             $ 184            $ 6.89           $  758            $28.46

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,566 limited partnership units (the "Units") in the Partnership representing 40.47% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $121.00 per unit expired. Pursuant to this offer, AIMCO acquired 579 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.47% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

Exhibit 3.1, Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated March 24, 1987, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 33-8481).

Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    FOX STRATEGIC HOUSING INCOME PARTNERS
                                    (a California Limited Partnership)


                                    By:   FOX PARTNERS VIII
                                          Its General Partner


                                    By:   Fox Capital Management Corporation
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/ Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Fox Strategic Housing Income Partners (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.