Form 10QSB
period 2002-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2002-11-14
CIK 800080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $  533
   Receivables and deposits                                                     136
   Other assets                                                                 234
   Investment properties:
       Land                                                  $ 3,119
       Buildings and related personal property                 19,439
                                                               22,558
       Less accumulated depreciation                           (9,728)       12,830
                                                                           $ 13,733
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 114
   Due to general partner                                                       258
   Tenant security deposit liabilities                                           37
   Accrued property taxes                                                       241
   Other liabilities                                                            157
   Mortgage notes payable                                                     9,982

Partners' (Deficit) Capital
   General partner                                            $ (286)
   Limited partners (26,111 units issued and
      outstanding)                                              3,230         2,944
                                                                           $ 13,733


                See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2002         2001        2002        2001
Revenues:
  Rental income                          $ 693        $ 712       $ 2,177     $ 2,207
  Other income                               49           38          140         134
  Casualty gain                              25           --           25          --
    Total revenues                          767          750        2,342       2,341

Expenses:
  Operating                                 227          263          692         749
  General and administrative                 64           72          208         266
  Depreciation                              192          185          579         557
  Interest                                  173          175          521         528
  Property taxes                             62           86          213         223
    Total expenses                          718          781        2,213       2,323

Net income (loss)                         $ 49        $ (31)       $ 129       $ 18

Net income (loss) allocated to
  general partner                         $ 10         $ (6)       $ 26         $ 4

Net income (loss) allocated to
  limited partners                           39          (25)         103          14

                                          $ 49        $ (31)       $ 129       $ 18

Net income (loss) per limited
  partnership unit                       $ 1.49       $ (.96)     $ 3.94       $ .54

 Distributions per limited
  partnership unit                        $ --         $ --       $ 6.89      $ 28.46


                See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership    General     Limited
                                       Units       Partner     Partners      Total

Original capital contributions        26,111        $ --       $26,111      $26,111

Partners' (deficit) capital at
   December 31, 2001                  26,111       $ (308)     $ 3,307      $ 2,999

Distribution to partners                  --            (4)       (180)        (184)

Net income for the nine months
   ended September 30, 2002               --            26         103          129

Partners' (deficit) capital
   at September 30, 2002              26,111      $  (286)     $ 3,230      $ 2,944


                See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net income                                                     $ 129         $ 18
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     579          557
   Casualty gain                                                    (24)          --
   Amortization of loan costs                                        21           21
   Change in accounts:
      Receivables and deposits                                      (87)         (83)
      Other assets                                                  (52)         (10)
      Accounts payable                                               14           31
      Tenant security deposit liabilities                            (6)          (6)
      Accrued property taxes                                         46           57
      Due to general partner                                          6           39
      Other liabilities                                              (4)          41

          Net cash provided by operating activities                 622          665

Cash flows from investing activities:
  Property improvements and replacements                           (169)        (279)
  Net withdrawals from restricted escrows                            --           50
  Insurance proceeds received                                        46           --

          Net cash used in investing activities                    (123)        (229)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (106)         (99)
  Distribution to partners                                         (184)        (758)

          Net cash used in financing activities                    (290)        (857)

Net increase (decrease) in cash and cash equivalents                209         (421)

Cash and cash equivalents at beginning of period                    324          712

Cash and cash equivalents at end of period                       $ 533        $ 291

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 500        $ 507

                See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners VIII is the general partner of the Partnership. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the Managing General Partner), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $120,000 and $125,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $130,000 and $128,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

In addition, the general partner earned $12,000 and $63,000 in partnership management fees on distributions from operations during the nine months ended September 30, 2002 and 2001, respectively, of which $10,000 and $39,000 is subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital as defined in the Partnership Agreement. The partnership management fees are included in general and administrative expenses. Such cumulative subordinated fees owed to the general partner at September 30, 2002 amounted to approximately $258,000 and is included in due to general partner.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, AIMCO and its affiliates charged the Partnership approximately $31,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During the nine months ended September 30, 2002 the Partnership recorded a net casualty gain of approximately $25,000 due to water damage that occurred in August 2002 at Barrington Place Apartments. This gain was the result of insurance proceeds received of approximately $46,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $21,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Barrington Place Apartments                   96%        91%
         Westlake, Ohio
      Wood View Apartments                          87%        91%
         Atlanta, Georgia

The Managing General Partner attributes the increase in occupancy at Barrington Place Apartments to more competitive rental rates. The Managing General Partner attributes the decrease in occupancy at Wood View Apartments to the competitive market of the apartment industry in the Atlanta area and a softening economy.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2002 totaled approximately $129,000 compared to net income of approximately $18,000 for the nine months ended September 30, 2001. The Partnership realized net income for the three months ended September 30, 2002 of approximately $49,000 compared to a net loss of approximately $31,000 for the three months ended September 30, 2001. The increase in net income for both the three and nine months ended September 30, 2002 is attributable to a decrease in total expenses and an increase in total revenues. The increase in total revenues for both periods is attributable to a decrease in rental income partially offset by an increase in other income and a casualty gain at Barrington Place Apartments.
During the nine months ended September 30, 2002 a net casualty gain of approximately $25,000 was recorded at Barrington Place Apartments relating to water damage that occurred in August 2002. This gain was the result of insurance proceeds received of approximately $46,000 and the write-off of the net book value of the destroyed assets totaling approximately $21,000. The decrease in rental income is primarily due to a decrease in average rental rates and increased bad debt expense at both properties, and a decrease in occupancy at Wood View Apartments. These decreases were partially offset by an increase in occupancy at Barrington Place Apartments. The increase in other income is primarily due to an increase in utility reimbursements and lease cancellation fees at both of the Partnership's properties that was partially offset by a decrease in tenant reimbursements at Wood View Apartments and a decrease in interest income due to lower average cash balances in interest bearing accounts.

The decrease in total expenses for the three and nine months ended September 30, 2002 is the result of a decrease in operating and general and administrative expenses and property taxes partially offset by an increase in depreciation expense. Operating expenses decreased primarily due to decreases in property and maintenance expenses. The decrease in property expenses is primarily due to a decrease in salaries and related benefits at Wood View Apartments and utilities at Barrington Place Apartments partially offset by an increase in utilities at Wood View Apartments. The decrease in maintenance expenses was primarily due to a decrease in contract services and maintenance supplies expenses at Barrington Place Apartments partially offset by an increase in floor covering repairs and contract services at Wood View Apartments. Property taxes decreased as a result of the timing and receipt of tax bills received from the taxing authorities, which affected the accruals. Depreciation expense increased primarily due to capital improvements completed and placed in service during the last twelve months at the Partnership's investment properties.

The decrease in general and administrative expenses for the three and nine months ended September 30, 2002 is primarily due to a decrease in Partnership management fees paid with distributions from operations. Included in general and administrative expense for the three and nine months ended September 30, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $533,000 compared to approximately $291,000 at September 30, 2001. The increase in cash and cash equivalents of approximately $209,000 since December 31, 2001 is due to approximately $622,000 of cash provided by operating activities partially offset by approximately $123,000 and $290,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Barrington Place Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $119,000 of budgeted and unbudgeted capital improvements at Barrington Place Apartments consisting primarily of a water submetering project, floor covering replacements, repairs of water damage and other building improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership's budget for capital improvements for 2002 is approximately $105,000 for a water submetering project, floor covering and appliance replacements, air conditioning upgrades, and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Wood View Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $49,000 of capital improvements at Wood View Apartments consisting primarily of plumbing enhancements, floor covering replacements, air conditioning upgrades and other building improvements. These improvements were funded from operating cash flow. The Partnership's budget for capital improvements for 2002 approximately $64,000 for floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $9,982,000 is amortized over 360 months with balloon payments of approximately $8,952,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands except per unit data):

                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,621 limited partnership units (the "Units") in the Partnership representing 40.68% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.68% of the outstanding Units, AIMCO is in a position to influence voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

ITEM 3.   CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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


                                    By:   FOX PARTNERS VIII
                                          Its General Partner


                                    By:   Fox Capital Management Corporation
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/ Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 14, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Fox Strategic Housing Income Partners;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Fox Strategic Housing Income Partners;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Fox Capital  Management
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Fox Strategic Housing Income Partners (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                             Date: November 13, 2002


                                   /s/Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.