Form 10KSB
period 2002-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2003-03-31
CIK 800080

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $3,053,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                               Gross
                              Carrying   Accumulated                         Federal
Property                       Value    Depreciation    Rate     Method     Tax Basis
                                  (in thousands)                         (in thousands)

Barrington Place Apartments  $12,047       $ 5,460    5-30 yrs    S/L        $ 6,277

Wood View Apartments          10,553         4,460    5-30 yrs    S/L          5,709

                             $22,600       $ 9,920                           $11,986

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity     Due At
        Property              2002        Rate    Amortized     Date    Maturity (1)
                         (in thousands)                                 (in thousands)

Barrington Place
 Apartments                 $ 4,642      6.65%    30 years     8/1/08      $ 4,178
Wood View Apartments          5,304      6.64%    30 years     8/1/08        4,774

  Total                     $ 9,946                                        $ 8,952

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                   Average Annual        Average Annual
                                    Rental Rate            Occupancy
                                   (per unit)
 Property                        2002          2001       2002    2001

 Barrington Place
   Apartments                   $ 9,335      $10,077      96%      92%
 Wood View Apartments             9,699       10,132      85%      92%

The Managing General Partner attributes the increase in occupancy at Barrington Place Apartments to more competitive rental rates.

The Managing General Partner attributes the decrease in occupancy at Wood View Apartments to the competitive market of the apartment industry in the Atlanta area and a softening economy.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No resident leases 10% or more of the available rental space. Both of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2002 for each property were:

                                                 2002            2002
                                                Billing          Rate
                                            (in thousands)

Barrington Place Apartments                      $171            5.31%

Wood View Apartments                              125            2.99%

Capital Improvements:


Barrington Place

During the year ended December 31, 2002, the Partnership expended approximately $135,000 for capital improvements at Barrington Place Apartments primarily consisting of floor covering replacements, reconstruction of water damage, and other building improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expect to budget approximately $49,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood View

During the year ended December 31, 2002, the Partnership expended approximately $76,000 for capital improvements at Wood View Apartments primarily consisting of floor covering replacements, plumbing enhancements, appliance replacements, air conditioning upgrades, and other building improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

The unitholders of the Registrant did not vote on any matter during the quarter ended December 31, 2002.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership offered and sold 26,111 Limited Partnership Units aggregating $26,111,000. As of December 31, 2002, there were 896 holders of record owning an aggregate of 26,111 Units. Affiliates of the Managing General Partner owned 10,621 Units or 40.68% as of December 31, 2002. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

The following table sets forth the distributions made from operations by the Partnership for the years ended December 31, 2001 and 2002:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/01 - 12/31/01             $   867               $ 32.55

       01/01/02 - 12/31/02                 465                 17.43

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2003 or subsequent periods. See "Item 2. Schedule of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,621 limited partnership units (the "Units") in the Partnership representing 40.68% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.68% of the outstanding Units, AIMCO is in a position to influence voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 totaled approximately $70,000 compared to a net loss of approximately $65,000 for the year ended December 31, 2001. The increase in net income for the year ended December 31, 2002 is attributable to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total expenses for the year ended December 31, 2002 is the result of a decrease in operating, property tax and general and administrative expenses partially offset by an increase in depreciation expense. Operating expenses decreased primarily due to decreases in advertising, property, administrative and maintenance expenses. The decrease in advertising was primarily due to reduced special promotions and periodical advertising at both properties. The decrease in property expenses is primarily due to a decrease in salaries and related benefits at Wood View Apartments. The decrease in administrative expenses is due primarily to reduced contract cleaning costs at Barrington Place Apartments. The decrease in maintenance expenses was primarily due to a decrease in contract services at Barrington Place Apartments. Property taxes decreased as a result of the timing and receipt of tax bills received from the taxing authorities, which affected the accruals. Depreciation expense increased primarily due to capital improvements completed and placed in service during the last twelve months at the Partnership's investment properties.

The decrease in general and administrative expenses for the year ended December 31, 2002 is primarily due to a decrease in Partnership management fees paid with distributions from operations. Included in general and administrative expense for the year ended December 31, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the year ended December 31, 2002 is attributable to a decrease in rental income partially offset by a casualty gain at Barrington Place Apartments. During the nine months ended September 30, 2002 a net casualty gain of approximately $24,000 was recorded at Barrington Place Apartments relating to water damage that occurred in August 2002. This gain was the result of insurance proceeds received of approximately $46,000 and the write-off of the net book value of the destroyed assets totaling approximately $22,000. The decrease in rental income is primarily due to a decrease in average rental rates and increased bad debt expense at both properties, and a decrease in occupancy at Wood View Apartments. These decreases were partially offset by an increase in occupancy at Barrington Place Apartments and reduced concession costs at both of the Partnership's properties.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $327,000 compared to approximately $324,000 at December 31, 2001. The increase in cash and cash equivalents of approximately $3,000 since December 31, 2001 is due to approximately $775,000 of cash provided by operating activities largely offset by approximately $165,000 and $607,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of insurance proceeds as noted above. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal, and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new Federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $103,000. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $9,946,000 is amortized over 360 months with balloon payments of approximately $8,952,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the year ended December 31, 2002 and 2001 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2002             Unit             2001             Unit

Operations             $ 465            $17.43           $  867            $32.55

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,621 limited partnership units (the "Units") in the Partnership representing 40.68% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.68% of the outstanding Units, AIMCO is in a position to influence voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements


FOX STRATEGIC HOUSING INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Fox Strategic Housing Income Partners


We have audited the accompanying consolidated balance sheet of Fox Strategic Housing Income Partners as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Strategic Housing Income Partners at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                      FOX STRATEGIC HOUSING INCOME PARTNERS
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 327
   Receivables and deposits                                                      53
   Other assets                                                                 179
   Investment properties (Notes B and E):
       Land                                                  $ 3,119
       Buildings and related personal property                 19,481
                                                               22,600
       Less accumulated depreciation                           (9,920)       12,680
                                                                           $ 13,239
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 8
   Tenant security deposit liabilities                                           39
   Accrued property taxes                                                       185
   Due to Managing General Partner (Note D)                                     272
   Other liabilities                                                            185
   Mortgage notes payable (Note B)                                            9,946

Partners' (Deficit) Capital
   General partner                                             $ (304)
   Limited partners (26,111 units issued and
      Outstanding)                                              2,908         2,604
                                                                           $ 13,239

            See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                              Years Ended
                                                              December 31,
                                                          2002          2001
Revenues:
   Rental income                                         $ 2,846      $ 2,919
   Other income                                              183          185
   Casualty gain (Note F)                                     24           --
      Total revenues                                       3,053        3,104

Expenses:
   Operating                                                 942        1,071
   General and administrative                                296          337
   Depreciation                                              771          746
   Interest                                                  691          703
   Property taxes                                            283          312
      Total expenses                                       2,983        3,169

Net income (loss) (Note C)                                $ 70         $ (65)

Net income allocated to general partner                   $ 14          $ --

Net income (loss) allocated limited partners                  56          (65)
                                                          $ 70         $ (65)

Net income (loss) per limited partnership unit           $ 2.14       $ (2.49)

Distributions per limited partnership unit               $ 17.43      $ 32.55


            See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)





                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            26,111        $ --      $26,111    $26,111

Partners' (deficit) capital at
  December 31, 2000                       26,111       $ (291)    $ 4,222    $ 3,931

Distributions to partners                     --          (17)       (850)      (867)

Net loss for the year ended
  December 31, 2001                           --           --         (65)       (65)

Partners' (deficit) capital at
  December 31, 2001                       26,111         (308)      3,307       2,999

Distributions to partners                     --          (10)       (455)      (465)

Net income for the year ended
  December 31, 2002                           --           14          56         70

Partners' (deficit) capital at
  December 31, 2002                       26,111       $ (304)    $ 2,908     $ 2,604


            See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                  2002        2001
Cash flows from operating activities:
   Net income (loss)                                          $    70      $   (65)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation                                                 771          746
     Casualty gain                                                (24)          --
     Amortization of loan costs                                    26           28
     Change in accounts:
      Receivables and deposits                                     (4)           8
      Other assets                                                 (2)           4
      Accounts payable                                            (92)          58
      Tenant security deposit liabilities                          (4)          (6)
      Accrued property taxes                                      (10)          22
      Due to Managing General Partner                              20           48
      Other liabilities                                            24           40

         Net cash provided by operating activities                775          883

Cash flows from investing activities:
   Property improvements and replacements                        (211)        (320)
   Net withdrawals from restricted escrows                         --           50
   Insurance proceeds received                                     46           --

         Net cash used in investing activities                   (165)        (270)

Cash flows from financing activities:
   Payments on mortgage notes payable                            (142)        (134)
   Distributions to partners                                     (465)        (867)
   Advances from affiliate                                         --           69
   Repayment of advances from affiliate                            --          (69)

         Net cash used in financing activities                   (607)      (1,001)

Net increase (decrease) in cash and cash equivalents                3         (388)
Cash and cash equivalents at beginning of year                    324          712
Cash and cash equivalents at end of year                      $   327      $   324
Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   666      $   675

            See Accompanying Notes to Consolidated Financial Statements



                      FOX STRATEGIC HOUSING INCOME PARTNERS

                     Notes To Consolidated Financial Statements

                                December 31, 2002

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

In accordance with the Partnership Agreement, the Partnership's net losses were allocated 100% to the general partner until the cumulative loss allocated equaled cumulative income allocated to the general partner subsequent to December 31, 1991. This level was reached in 1996; thereafter, the net losses have been allocated 100% to the limited partners until their capital accounts are zero. For the year ended December 31, 2001 the net loss has been allocated 100% to the limited partners and for the year ended December 31, 2002, the first 20% of the Partnership's net income has been allocated to the general partner and the remaining 80% has been allocated to the limited partners until cumulative income is equal to 2.0408% of the total Original Invested Capital. In addition, two percent of cash distributions are allocated to the general partner.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

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

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $287,000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Leases: The Partnership generally leases apartment units for terms of twelve-months or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs: Loan costs of approximately $278,000, less accumulated amortization of approximately $118,000, are included in other assets and are being amortized on a straight-line method over the lives of the loans. Amortization expense for the year ended December 31, 2002 was approximately $26,000. Amortization expense is expected to be approximately $28,000 for each of the years 2003 through 2007.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on its rental payments.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $54,000 and $78,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Effective April 1, 2002, the Partnership adopted SFAS 145. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                          Principal     Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest    Maturity     Due At
       Property             2002       Interest     Rate        Date      Maturity
                             (in thousands)                             (in thousands)

Barrington Place           $ 4,642       $ 31       6.65%     08/01/08     $ 4,178

Wood View                    5,304         36       6.64%     08/01/08       4,774

Totals                     $ 9,946        $ 67                             $ 8,952

The  mortgage  notes  payable are  nonrecourse  and are secured by pledge of the
Partnership's rental properties and by pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003        $   152
                               2004            163
                               2005            174
                               2006            186
                               2007            198
                            Thereafter       9,073
                                           $ 9,946

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of net income (loss) as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 2002 and 2001 (in thousands, except per unit data):

                                                       2002          2001
              Net income (loss) as reported          $    70       $   (65)
              Add (deduct):
                Depreciation differences                 (69)          (80)
                Other                                     (6)           60
              Federal taxable loss                   $    (5)      $   (85)

              Federal taxable loss per
                limited partnership unit             $  (.20)      $ (3.14)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                               $ 2,604
  Land and buildings                                     141
  Accumulated depreciation                              (834)
  Syndication and distribution costs                     757
  Other                                                  188
Net assets - Federal tax basis                       $ 2,856

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $155,000 and $167,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $172,000 and $163,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

In addition, the Managing General Partner earned approximately $35,000 and $75,000 in Partnership Management fees on distributions from operations during the years ended December 31, 2002 and 2001, respectively, of which approximately $24,000 and $45,000, respectively, was subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital as defined in the Partnership Agreement. The Partnership management fees are included in general and administrative expenses. Such cumulative subordinated fees owed to the Managing General Partner at December 31, 2002 amounted to approximately $272,000.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership $69,000 during the year ended December 31, 2001 to fund operating expenses at Wood View Apartments. This advance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000. There were no such loans from the Managing General Partner or associated interest expense during the year ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, AIMCO and its affiliates charged the Partnership approximately $46,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,621 limited partnership units (the "Units") in the Partnership representing 40.68% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.68% of the outstanding Units, AIMCO is in a position to influence voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Real Estate and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)


                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)

Barrington Place                $ 4,642         $ 1,152       $10,180          $   715

Wood View Apartments              5,304           1,981         7,366            1,206

Totals                          $ 9,946         $ 3,133       $17,546          $ 1,921


                     Gross Amount At Which
                            Carried
                     At December 31, 2002
                       (in thousands)

                           Buildings
                              And
                            Related
                            Personal          Accumulated    Year of      Date    Depreciable
   Description      Land    Property   Total  Depreciation Construction Acquired Life-Years
                                             (in thousands)
Barrington Place   $ 1,138  $10,909   $12,047   $ 5,460      1989      07/89      5-30

Wood View            1,981    8,572    10,553     4,460      1982      09/87      5-30

     Totals        $ 3,119  $19,481   $22,600   $ 9,920

Reconciliation of "real estate and accumulated depreciation" (in thousands):

                                              Years Ended December 31,
                                                 2002          2001

Real Estate

Balance at beginning of year                    $22,428       $22,108
    Property improvements                           211           320
    Disposals of property                           (39)           --

Balance at end of year                          $22,600       $22,428

Accumulated Depreciation

Balance at beginning of year                    $ 9,166       $ 8,420
    Additions charged to expense                    771           746
    Disposals of property                           (17)           --

Balance at end of year                          $ 9,920       $ 9,166

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $22,740,000 and $22,576,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $10,754,000 and $9,913,000, respectively.

Note F - Casualty

During 2002 a net casualty gain of approximately $24,000 was recorded at Barrington Place Apartments relating to water damage that occurred in August 2002. This gain was the result of insurance proceeds received of approximately $46,000 and the write-off of the net book value of the destroyed assets totaling approximately $22,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

One or more of the above persons are also director and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also director and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $32,000 and non-audit services (principally tax-related) of approximately $14,000.

Item 10. Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

Entity                                   Number of Units     Percentage

IPLP Acquisition I LLC ("IPLP LLC")
   (an affiliate of AIMCO)                    3,919            15.01%
Insignia Properties LP ("IPLP")
   (an affiliate of AIMCO)                      213              .82%
AIMCO Properties LP
   (an affiliate of AIMCO)                    6,489            24.85%

IPLP Acquisition I LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $155,000 and $167,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $172,000 and $163,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

In addition, the Managing General Partner earned approximately $35,000 and $75,000 in Partnership Management fees on distributions from operations during the years ended December 31, 2002 and 2001, respectively, of which approximately $24,000 and $45,000, respectively, was subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital as defined in the Partnership Agreement. The Partnership management fees are included in general and administrative expenses. Such cumulative subordinated fees owed to the Managing General Partner at December 31, 2002 amounted to approximately $272,000.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership $69,000 during the year ended December 31, 2001 to fund operating expenses at Wood View Apartments. This advance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000. There were no such loans from the Managing General Partner or associated interest expense during the year ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, AIMCO and its affiliates charged the Partnership approximately $46,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,621 limited partnership units (the "Units") in the Partnership representing 40.68% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.68% of the outstanding Units, AIMCO is in a position to influence voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits:

      See attached Exhibit Index

(b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

      None.

Item 14.   Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    FOX STRATEGIC HOUSING INCOME PARTNERS
                                    (a California Limited Partnership)

                                    By:   FOX PARTNERS VIII
                                          Its General Partner

                                    By:   Fox Capital Management Corporation
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer

                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 28, 2003
Patrick J. Foye         and Director



/s/Thomas C. Novosel    Senior Vice President         Date: March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Fox Strategic Housing Income Partners;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual eport (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                            /s/Patrick J. Foye
                            Patrick J. Foye
                            Executive Vice  President of Fox Capital  Management
                            Corporation,   equivalent  of  the  chief  executive
                            officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Fox Strategic Housing Income Partners;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

      3.1 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated March 24, 1987, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 33-8481).

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

      99    Certification of Chief Executive Officer and Chief Financial Officer

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Fox Strategic Housing Income Partners (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.