Form 10QSB
period 2003-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2003-11-14
CIK 800080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                               September 30, 2003



Assets
   Cash and cash equivalents                                                 $ 340
   Receivables and deposits                                                     139
   Other assets                                                                 220
   Investment properties:
       Land                                                  $ 3,119
       Buildings and related personal property                 19,726
                                                               22,845
       Less accumulated depreciation                          (10,509)       12,336
                                                                           $ 13,035
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 48
   Due to general partner (Note B)                                              272
   Tenant security deposits                                                      56
   Accrued property taxes                                                       242
   Other liabilities                                                            159
   Mortgage notes payable                                                     9,826

Partners' (Deficiency) Capital
   General partner                                             $ (418)
   Limited partners (26,111 units issued and
      outstanding)                                              2,850         2,432
                                                                           $ 13,035

            See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                         Three Months Ended        Nine Months Ended

                                            September 30,            September 30,
                                          2003         2002        2003        2002
Revenues:
  Rental income                          $ 701        $ 693       $ 2,012     $ 2,177
  Other income                               55           49          166         140
  Casualty gain (Note C)                     --           25           --          25
    Total revenues                          756          767        2,178       2,342

Expenses:
  Operating                                 279          227          843         692
  General and administrative                 64           64          175         208
  Depreciation                              198          192          589         579
  Interest                                  170          173          514         521
  Property taxes                             77           62          229         213
    Total expenses                          788          718        2,350       2,213

Net (loss)income                         $ (32)        $ 49       $ (172)      $ 129

Net (loss) income allocated to
  general partner                         $ --         $ 10       $ (114)      $ 26

Net (loss) income allocated to
  limited partners                          (32)          39          (58)        103

                                         $ (32)        $ 49       $ (172)      $ 129

Net (loss) income per limited
  partnership unit                      $ (1.22)      $ 1.49      $ (2.22)    $ 3.94

 Distributions per limited
  partnership unit                        $ --         $ --        $ --       $ 6.89


            See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        26,111       $ --       $26,111      $26,111

Partners' (deficiency) capital
   at December 31, 2002               26,111      $ (304)     $ 2,908      $ 2,604

Net loss for the nine months
   ended September 30, 2003              --         (114)         (58)        (172)

Partners' (deficiency) capital
   at September 30, 2003              26,111     $  (418)     $ 2,850      $ 2,432


            See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net (loss) income                                              $ (172)      $ 129
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     589          579
   Casualty gain                                                     --          (25)
   Amortization of loan costs                                        22           21
   Change in accounts:
      Receivables and deposits                                      (86)         (87)
      Other assets                                                  (63)         (51)
      Accounts payable                                               15           14
      Tenant security deposit liabilities                            17           (6)
      Accrued property taxes                                         57           46
      Due to general partner                                         --            6
      Other liabilities                                             (26)          (4)

          Net cash provided by operating activities                 353          622

Cash flows from investing activities:
  Property improvements and replacements                           (220)        (169)
  Insurance proceeds received                                        --           46

          Net cash used in investing activities                    (220)        (123)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (120)        (106)
  Distribution to partners                                           --         (184)

          Net cash used in financing activities                    (120)        (290)

Net increase in cash and cash equivalents                            13          209

Cash and cash equivalents at beginning of period                    327          324

Cash and cash equivalents at end of period                       $ 340        $ 533

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 522        $ 500
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                        $ 25         $ --


            See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners VIII is the general partner of the Partnership. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the Managing General Partner), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $102,000 and $120,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $110,000 and $130,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the general partner earns partnership management fees on distributions from operations. The general partner earned approximately $12,000 in Partnership Management Fees during the nine months ended September 30, 2002, of which approximately $6,000 was subordinated to the Limited Partner's annual receipt of 8% of adjusted investment capital as defined in the Partnership Agreement. There were no partnership management fees earned during the nine months ended September 30, 2003 because there were no operating distributions. The cumulative subordinated fees owed to the general partner at September 30, 2003 amounted to approximately $272,000 and are included in Due to general partner on the accompanying consolidated balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $38,000 and $46,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Barrington Place Apartments                   96%        96%
         Westlake, Ohio
      Wood View Apartments                          92%        87%
         Atlanta, Georgia

The Managing General Partner attributes the increase in occupancy at Wood View Apartments to increased marketing efforts.

Results of Operations

The Partnership recognized a net loss for the three and nine months ended September 30, 2003 of approximately $32,000 and $172,000, respectively, compared to net income of approximately $49,000 and $129,000 for the corresponding periods in 2002. The decrease in net income for both periods is attributable to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for the nine months ended September 30, 2003 is primarily due to a decrease in rental income and a casualty gain at Barrington Place Apartments recognized during the nine months ended September 30, 2002 partially offset by an increase in other income. The decrease in total revenues for the three months ended September 30, 2003 is primarily due to a casualty gain at Barrington Place Apartments recognized during the three months ended September 30, 2002 partially offset by increases in rental income and other income. The decrease in rental income for the nine months ended September 30, 2003 is due to a decrease in average rental rates at both of the Partnership's properties, increased bad debt expense at Barrington Place Apartments and Wood View Apartments and an increase in concessions at Wood View Apartments partially offset by an increase in occupancy at Wood View Apartments and a decrease in concessions at Barrington Place Apartments. The increase in rental income for the three months ended September 30, 2003 is due to an increase in occupancy partially offset by reduced average rental rates at Wood View Apartments. The increase in other income for the three and nine months ended September 30, 2003 is attributable primarily to an increase in lease cancellation fees at Wood View Apartments.

During the nine months ended September 30, 2002 the Partnership recorded a net casualty gain of approximately $25,000 due to water damage that occurred in August 2002 at Barrington Place Apartments. This gain was the result of insurance proceeds received of approximately $46,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $21,000.

The increase in total expenses for the three and nine months ended September 30, 2003 is the result of increases in operating and property tax expenses. The increase in total expenses for the nine months ended September 30, 2003 is partially offset by a decrease in general and administrative expenses. Depreciation and interest expenses remained relatively constant for the three and nine months ended September 30, 2003 and general and administrative expenses remained relatively constant for the three months ended September 30, 2003. Operating expenses increased for both periods due to increases in maintenance, property and advertising expenses partially offset by decreases in management fees and administrative expenses. The increase in maintenance expenses is primarily due to increases in floor covering and building repairs at Wood View Apartments, snow removal costs at Barrington Place Apartments and contract services at both of the Partnership's properties. Property expenses increased primarily due to increased utility charges and employee salaries and other related benefits at both of the Partnership's properties partially offset by a decrease in employee apartment expense at both of the Partnership's properties. Advertising expense increased primarily due to an increase in referral fees expense at Wood View Apartments. Management fees decreased due to reduced rental revenues at both of the Partnership's properties. Administrative expenses decreased due to the timing of the ad valorem tax bill at Barrington Place Apartments.

The decrease in general and administrative expenses for the nine months ended September 30, 2003 is primarily due to a decrease in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and a decrease in Partnership management fees paid with distributions from operations. Also included in general and administrative expense for the three and nine months ended September 30, 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $340,000 compared to approximately $533,000 at September 30, 2002. The increase in cash and cash equivalents of approximately $13,000 since December 31, 2002 is due to approximately $353,000 of cash provided by operating activities partially offset by approximately $220,000 and $120,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Barrington Place Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $57,000 of capital improvements at Barrington Place Apartments consisting primarily of floor covering and appliance replacements and heating and fire safety improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $21,000 in capital improvements during the remainder of 2003. The additional improvements will consist primarily of floor covering replacements, HVAC upgrades and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Wood View Apartments

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $188,000 of capital improvements at Wood View Apartments consisting primarily of floor covering replacements, major landscaping and structural and water and sewer improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2003. The additional improvements will consist primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $9,826,000 is amortized over 360 months with balloon payments of approximately $8,952,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002, (in thousands except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,621 limited partnership units (the "Units") in the Partnership representing 40.68% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 10, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire any and all limited Units for a purchase price of $157.06 per Unit. Such offer expires on December 10, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.68% of the outstanding Units, AIMCO and its affiliates are in a position to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 13, 2003

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




Date: November 13, 2003

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


Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Fox Strategic Housing Income Partners (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.