Form 10KSB
period 2003-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2004-03-29
CIK 800080

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $1,422,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.  Description of Business

Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") is a publicly-held limited partnership organized in June 1984, under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners VIII, a California general partnership, is the general partner of the Partnership. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of Fox Partners VIII. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless, terminated earlier in accordance with the terms of the Partnership Agreement.

The Partnership, through its public offering of Limited Partnership Units, sold 26,111 units aggregating $26,111,000. From April 1987 through February 1989, the Partnership acquired one mobile home park and two apartment complexes. During 2003, the Partnership sold one of the apartment complexes. The Partnership continues to hold and operate one apartment complex (see "Item 2. Description of Property"). Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.  Description of Property:

The following table sets forth the Partnership's investment in property:


                                     Date of
Property                            Purchase       Type of Ownership          Use

Wood View Apartments                  9/87    Fee ownership, subject      Apartment
  Atlanta, Georgia                            to a first mortgage         180 units

On December 16, 2003, Barrington Place Apartments was sold to an unaffiliated third party for approximately $10,100,000. After closing costs and expenses related to the sale, and the assumption of the mortgage encumbering the property by the purchaser, the net proceeds received by the Partnership were approximately $5,331,000. The Partnership realized a gain on the sale of investment property of approximately $3,558,000 during the fourth quarter of 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $59,000 as a result of the write off of unamortized loan costs which is included in (loss) income from discontinued operations in the statement of operations.

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operations on the statement of operations. As a result of the sale of Barrington Place Apartments to an unrelated third party, the accompanying consolidated statement of operations for the year ended December 31, 2002 has been restated as of January 1, 2002 to reflect the operations of Barrington Place Apartments, approximately ($122,000) and $157,000 for the years ended December 31, 2003 and 2002, respectively, as (loss) income from discontinued operations including revenues of approximately $1,363,000 and $1,536,000, respectively.

Schedule of Property:

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                               Gross
                              Carrying   Accumulated                         Federal
Property                       Value    Depreciation    Rate     Method     Tax Basis
                                  (in thousands)                         (in thousands)

Wood View Apartments         $10,756       $ 4,826    5-30 yrs    S/L        $ 5,525

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity     Due At
        Property              2003        Rate    Amortized     Date    Maturity (1)
                         (in thousands)                                 (in thousands)

Wood View Apartments        $ 5,216      6.64%    30 years     8/1/08      $ 4,774

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2003 and 2002 for the property:

                                   Average Annual        Average Annual
                                    Rental Rate            Occupancy
                                     (per unit)
 Property                        2003          2002       2003    2002

 Wood View Apartments           $ 8,802      $ 9,699      91%      85%

The Managing General Partner attributes the increase in occupancy at Wood View Apartments to increased marketing efforts and reduced rental rates.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2003 for the property were:

                                                 2003            2003
                                                Billing          Rate
                                            (in thousands)

Wood View Apartments                             $ 124           2.99%

Capital Improvements:

Wood View

During the year ended December 31, 2003, the Partnership completed approximately $204,000 in capital improvements at Wood View Apartments primarily consisting of floor covering and appliance replacements, major landscaping and structural and water and sewer improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $99,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Barrington Place

During the year ended December 31, 2003, the Partnership completed approximately $60,000 in capital improvements at Barrington Place Apartments consisting primarily of floor covering and appliance replacements and heating and fire safety improvements. This property was sold December 16, 2003.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The unitholders of the Registrant did not vote on any matter during the quarter ended December 31, 2003.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership offered and sold 26,111 Limited Partnership Units aggregating $26,111,000. As of December 31, 2003, there were 820 holders of record owning an aggregate of 26,111 Units. Affiliates of the Managing General Partner owned 11,604 Units or 44.44% as of December 31, 2003. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

The following table sets forth the distributions made from operations by the Partnership for the years ended December 31, 2002 and 2003:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/02 - 12/31/02             $   465               $ 17.43

Subsequent to December 31, 2003, the Partnership declared and paid to the limited partners a distribution of approximately $4,618,000 (approximately $4,526,000 to the limited partners or $173.34 per limited partnership unit). The distribution was paid from the proceeds from the sale of Barrington Place in December 2003 (see Item 7. Financial Statements - Note E for further discussion).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any further distributions to its partners in the year 2004 or subsequent periods. See "Item 2. Schedule of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,604 limited partnership units (the "Units") in the Partnership representing 44.44% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.44% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $3,157,000 compared to net income of approximately $70,000 for the year ended December 31, 2002. The increase in net income is primarily due to the gain on the sale of Barrington Place Apartments in 2003.

On December 16, 2003, Barrington Place Apartments was sold to an unaffiliated third party for approximately $10,100,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $5,331,000 as the mortgage was assumed by the buyer. The Partnership realized a gain on the sale of investment property of approximately $3,558,000 during the fourth quarter of 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $59,000 as a result of the write off of unamortized loan costs which is included in (loss) income from discontinued operations in the statement of operations.

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operations on the statement of operations. As a result of the sale of Barrington Place Apartments to an unrelated third party, the accompanying consolidated statement of operations for the year ended December 31, 2002 has been restated as of January 1, 2002 to reflect the operations of Barrington Place Apartments, approximately ($122,000) and $157,000 for the years ended December 31, 2003 and 2002, respectively, as (loss) income from discontinued operations including revenues of approximately $1,363,000 and $1,536,000, respectively.

The Partnership recognized a net loss from continuing operations for the year ended December 31, 2003 of approximately $279,000 compared to a net loss from continuing operations of approximately $87,000 for the year ended December 31, 2002. The increase in loss from continuing operations is attributable to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for the year ended December 31, 2003 is primarily due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income for the year ended December 31, 2003 is due to a decrease in average rental rates at the Partnership's remaining property, Wood View Apartments, and increased bad debt and concessions expenses partially offset by an increase in occupancy. The increase in other income for the year ended December 31, 2003 is attributable primarily to an increase in lease cancellation fees and late charges.

The increase in total expenses for the year ended December 31, 2003 is the result of increases in operating and depreciation expenses, partially offset by a decrease in general and administrative expenses. Property tax and interest expenses remained relatively constant for the year ended December 31, 2003. Operating expenses increased due to increases in maintenance, property and advertising expenses. The increase in maintenance expenses is primarily due to increases in contract services and building repairs at Wood View Apartments. Property expenses increased primarily due to increased employee salaries and other related benefits. Advertising expense increased primarily due to an increase in referral fees and periodical expenses. Depreciation expense increased due to capital improvements completed during the past twelve months at the Partnership's investment property.

The decrease in general and administrative expenses for the year ended December 31, 2003 is primarily due to a decrease in Partnership management fees paid with distributions from operations since there were no operating distributions during 2003 partially offset by an increase in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the year ended December 31, 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $5,413,000 compared to approximately $327,000 at December 31, 2002. The increase in cash and cash equivalents of approximately $5,086,000 for the year ended December 31, 2003 is due to approximately $5,067,000 of cash provided by investing activities and approximately $178,000 of cash provided by operating activities, which was partially offset by approximately $159,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Barrington Place Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal, and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new Federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of its property for the upcoming year and currently expects to budget approximately $99,000. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $5,216,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the year ended December 31, 2003 and 2002 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Operations             $  --            $   --           $  465            $17.43

Subsequent to December 31, 2003, the Partnership declared and paid to the limited partners a distribution of approximately $4,618,000 (approximately $4,526,000 to the limited partners or $173.34 per limited partnership unit). The distribution was paid from proceeds from the sale of Barrington Place Apartments in December 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,604 limited partnership units (the "Units") in the Partnership representing 44.44% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.44% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Impairment of Long-Lived Assets

The investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements


FOX STRATEGIC HOUSING INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Fox Strategic Housing Income Partners


We have audited the accompanying consolidated balance sheet of Fox Strategic Housing Income Partners as of December 31, 2003, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Strategic Housing Income Partners at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                      FOX STRATEGIC HOUSING INCOME PARTNERS
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                $ 5,413
   Receivables and deposits                                                      94
   Other assets                                                                 117
   Investment property (Notes B and F):
       Land                                                  $ 1,981
       Buildings and related personal property                  8,775
                                                               10,756
       Less accumulated depreciation                           (4,826)        5,930
                                                                           $ 11,554
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                          $ 134
   Tenant security deposit liabilities                                           23
   Due to Managing General Partner (Note D)                                     302
   Other liabilities                                                            118
   Mortgage note payable (Note B)                                             5,216

Partners' Capital
   General partner                                             $ 129
   Limited partners (26,111 units issued and
      outstanding)                                              5,632         5,761
                                                                           $ 11,554

        See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                              Years Ended December 31,
                                                                  2003         2002
                                                                            (Restated)
Revenues:
   Rental income                                                $ 1,292      $ 1,424
   Other income                                                     130           93
         Total revenues                                           1,422        1,517

Expenses:
   Operating                                                        581          462
   General and administrative                                       263          296
   Depreciation                                                     366          354
   Interest                                                         367          367
   Property taxes                                                   124          125
         Total expenses                                           1,701        1,604

Loss from continuing operations                                    (279)         (87)
(Loss) income from discontinued operations (Note E)                (122)         157
Gain on sale of discontinued operations (Note E)                  3,558           --
         Net income                                             $ 3,157        $ 70

Net income allocated to general partners                         $ 433         $ 14
Net income allocated to limited partners                          2,724           56
         Net income (Note C)                                    $ 3,157        $ 70

Per Limited Partnership Unit:
   Loss from continuing operations                              $ (9.38)     $ (2.68)
   (Loss) income from discontinued operations                     (4.06)        4.82
   Gain on sale of discontinued operations                       117.76           --

Net income per limited partnership unit                         $104.32       $ 2.14

Distributions per limited partnership unit                       $ --        $ 17.43


        See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            26,111        $ --      $26,111    $26,111

Partners' (deficiency) capital at
  December 31, 2001                       26,111       $ (308)    $ 3,307    $ 2,999

Distributions to partners                     --          (10)       (455)      (465)

Net income for the year ended
  December 31, 2002                           --           14          56         70

Partners' (deficiency) capital at
  December 31, 2002                       26,111         (304)      2,908       2,604

Net income for the year ended
  December 31, 2003                           --          433       2,724      3,157

Partners' capital at
  December 31, 2003                       26,111       $ 129      $ 5,632     $ 5,761


        See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                     2003    2002
Cash flows from operating activities:
   Net income                                                 $ 3,157      $    70
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                 771          771
     Casualty gain                                                 --          (24)
     Gain on sale of discontinued operations                   (3,558)          --
     Loss on early extinguishment of debt of discontinued
       operations                                                  59           --
     Amortization of loan costs                                    30           26
     Change in accounts:
      Receivables and deposits                                    (41)          (4)
      Other assets                                                (27)          (2)
      Accounts payable                                             25          (92)
      Tenant security deposit liabilities                         (16)          (4)
      Accrued property taxes                                     (185)         (10)
      Due to Managing General Partner                              30           20
      Other liabilities                                           (67)          24
         Net cash provided by operating activities                178          775

Cash flows from investing activities:
   Net proceeds from sale of investment property                5,331           --
   Property improvements and replacements                        (264)        (211)
   Insurance proceeds received                                     --           46
         Net cash provided by (used in) investing
           activities                                           5,067         (165)

Cash flows from financing activities:
   Payments on mortgage notes payable                            (159)        (142)
   Distributions to partners                                       --         (465)
         Net cash used in financing activities                   (159)        (607)

Net increase in cash and cash equivalents                       5,086            3
Cash and cash equivalents at beginning of year                    327          324
Cash and cash equivalents at end of year                      $ 5,413      $   327
Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   698      $   666
Supplemental disclosure of non-cash flow information:
   Assumption of Barrington Place Apartment's mortgage
     by purchaser                                             $ 4,571      $    --


        See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                  Notes To Consolidated Financial Statements

                                December 31, 2003

Note A - Organization and Significant Accounting Policies

Organization: Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") is a limited partnership organized under the laws of the State of California to operate and hold income-producing properties. The Partnership currently owns one apartment complex, located in Atlanta, Georgia. Fox Partners VIII, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership was organized in 1984 and commenced operations in 1987. The capital contributions of $26,111,000 ($1,000 per unit) were made by the limited partners including one limited partnership unit purchased by an affiliate of FCMC.

Principles of Consolidation: The consolidated financial statements include the statements of the Partnership and Westlake East Associates, L.P., a limited partnership in which the Partnership owns a 99% interest. The general partner of Westlake East Associates, L.P. may be removed by the Partnership; therefore, this partnership is controlled and consolidated by the Partnership. All significant interpartnership transactions and balances have been eliminated.

Allocations to Partners: Net income, net loss, and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

In accordance with the Partnership Agreement, the Partnership's net losses in any year were allocated 100% to the general partner until the cumulative loss allocated equaled cumulative income allocated to the general partner. Thereafter, the losses are allocated 100% to the limited partners until their capital account is reduced to zero. The Partnership's net income in any year is allocated 20% to the general partner and 80% to the limited partners until the general partner is allocated 2.0408% of the total Original Invested Capital or approximately $533,000. For the year ended December 31, 2002, the first 20% of the Partnership's net income was allocated to the general partner and the remaining 80% was allocated to the limited partners. For the year ended December 31, 2003, 20% of the Partnership's net income was allocated to the general partner and 80% was allocated to the limited partners until cumulative income allocated to the general partner reached 2.0408% of the total Original Invested Capital. Next, the remaining unallocated income was allocated 1% to the general partner and 99% to the limited partners until the limited partners were returned the syndication costs deducted from their capital account of approximately $757,000. The remaining unallocated income was allocated 2% to the general partner and 98% to the limited partners. In addition, two percent of cash distributions are allocated to the general partner.


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

Investment Property: The Partnership owns and operates one investment property consisting of an apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the rental property and personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 40 years and (2) personal property additions over 5-20 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $5,406,000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Loan Costs: At December 31, 2003, loan costs of approximately $153,000, less accumulated amortization of approximately $82,000, are included in other assets and are being amortized by the straight-line method over the life of the loan. Amortization expense for the years ended December 31, 2003 and 2002 was approximately $30,000 and $26,000, respectively. Amortization expense is expected to be approximately $15,000 for each of the years 2004 through 2007 and approximately $10,000 for 2008.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of continuing operations of approximately $45,000 and $33,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense as incurred.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Mortgage Note Payable

The principal terms of mortgage note payable are as follows:


                          Principal     Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest    Maturity     Due At
       Property             2003       Interest     Rate        Date      Maturity
                             (in thousands)                             (in thousands)

Wood View Apartments       $ 5,216        $ 36      6.64%     08/01/08     $ 4,774

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's rental property and by pledge of revenues from the respective apartment property. The note requires prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004        $    80
                               2005             92
                               2006             99
                               2007            106
                               2008          4,839
                            Thereafter          --
                                           $ 5,216

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of net income as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                                       2003          2002
              Net income as reported                 $ 3,157       $    70
              Add (deduct):
                Depreciation differences                   2           (69)
                Sale of property                         388            --
                Other                                    (53)           (6)
              Federal taxable income (loss)          $ 3,494       $    (5)

              Federal taxable income (loss) per
                limited partnership unit             $114.34       $ (0.20)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                               $ 5,761
  Land and buildings                                       5
  Accumulated depreciation                              (410)
  Syndication and distribution costs                     757
  Other                                                  237
Net assets - Federal tax basis                       $ 6,350

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $137,000 and $155,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $179,000 and $172,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. The Managing General Partner earned approximately $35,000 in Partnership Management fees during the year ended December 31, 2002, of which approximately $24,000 was subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital as defined in the Partnership Agreement. There were no partnership management fees earned during the year ended December 31, 2003 because there were no operating distributions. The Partnership management fees are included in general and administrative expenses. The cumulative subordinated fees owed to the Managing General Partner at December 31, 2003 amounted to approximately $302,000 and are included in Due to Managing General Partner on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $38,000 and $46,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,604 limited partnership units (the "Units") in the Partnership representing 44.44% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.44% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Sale of Investment Property

On December 16, 2003, Barrington Place Apartments was sold to an unaffiliated third party for approximately $10,100,000. After closing costs and expenses related to the sale, and the assumption of the mortgage encumbering the property by the purchaser, the net proceeds received by the Partnership were approximately $5,331,000. The Partnership realized a gain on the sale of investment property of approximately $3,558,000 during the fourth quarter of 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $59,000 as a result of the write off of unamortized loan costs which is included in (loss) income from discontinued operations in the statement of operations.

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operations on the statement of operations. As a result of the sale of Barrington Place Apartments to an unrelated third party, the accompanying consolidated statement of operations for the year ended December 31, 2002 has been restated as of January 1, 2002 to reflect the operations of Barrington Place Apartments, approximately ($122,000) and $157,000 for the years ended December 31, 2003 and 2002, respectively, as (loss) income from discontinued operations including revenues of approximately $1,363,000 and $1,536,000, respectively.

Note F - Real Estate and Accumulated Depreciation


                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)

Wood View Apartments            $ 5,216         $ 1,981       $ 7,366          $ 1,409


                     Gross Amount At Which
                            Carried
                      At December 31, 2003
                        (in thousands)


                           Buildings
                              And
                            Related
                            Personal          Accumulated    Year of     Date   Depreciable
   Description      Land    Property   Total  Depreciation Construction Acquired Life-Years
                                             (in thousands)
Wood View          $ 1,981  $ 8,775   $10,756   $ 4,826      1982      09/87      5-30

Reconciliation of "real estate and accumulated depreciation" (in thousands):

                                              Years Ended December 31,
                                                 2003          2002

Real Estate
Balance at beginning of year                    $22,600       $22,428
    Property improvements                           264           211
    Sale of property                            (12,108)          (39)
Balance at end of year                          $10,756       $22,600

Accumulated Depreciation
Balance at beginning of year                    $ 9,920       $ 9,166
    Additions charged to expense                    771           771
    Sale of property                             (5,865)          (17)
Balance at end of year                          $ 4,826       $ 9,920

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $10,761,000 and $22,740,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $5,236,000 and $10,754,000, respectively.

Note G - Casualty

During the year ended December 31, 2002 the Partnership recorded a net casualty gain of approximately $24,000 due to water damage that occurred in August 2002 at Barrington Place Apartments. This gain was the result of insurance proceeds received of approximately $46,000, partially offset by the write-off of the net book value of the destroyed assets totaling approximately $22,000. This gain is included in income from discontinued operations.

Note H - Subsequent Distribution

Subsequent to December 31, 2003, the Partnership declared and paid to the limited partners a distribution of approximately $4,618,000 (approximately $4,526,000 to the limited partners or $173.34 per limited partnership unit). The distribution was paid from proceeds from the sale of Barrington Place Apartments in December 2003.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

   Item 9. Directors and Officers, Promoters and Control Persons, Compliance
                     with Section 16(a) of the Exchange Act

The general partner of Fox Strategic Housing Income Partners (the "Partnership" or the "Registrant") is Fox Partners VIII. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). The names and ages of, as well as the position and offices held by, the present officers and directors of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2003.

Entity                                   Number of Units     Percentage

IPLP Acquisition I LLC ("IPLP LLC")
   (an affiliate of AIMCO)                    3,919            15.01%
AIMCO Properties IPLP, L.P.
   (an affiliate of AIMCO)                      213              .81%
AIMCO Properties L.P.
   (an affiliate of AIMCO)                    7,472            28.62%

IPLP Acquisition I LLC and AIMCO Properties IPLP, L.P. (formerly known as Insignia, Properties, L.P.) are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $137,000 and $155,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $179,000 and $172,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. The Managing General Partner earned approximately $35,000 in Partnership Management fees during the year ended December 31, 2002, of which approximately $24,000 was subordinated to the Limited Partner's annual receipt of 8% of Adjusted Investment Capital as defined in the Partnership Agreement. There were no partnership management fees earned during the year ended December 31, 2003 because there were no operating distributions. The Partnership management fees are included in general and administrative expenses. The cumulative subordinated fees owed to the Managing General Partner at December 31, 2003 amounted to approximately $302,000 and are included in Due to Managing General Partner on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $38,000 and $46,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,604 limited partnership units (the "Units") in the Partnership representing 44.44% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.44% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

(a) Exhibits:

      See attached Exhibit Index

(b) Reports on Form 8-K:

      Current report on Form 8-K dated December 16, 2003 and filed on December 29, 2003 disclosing the sale of Barrington Place Apartments to Barrington Place Apartments, LLC, an unrelated party for $10,100,000.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $37,000 and $38,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $8,000 and $8,000, respectively.

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


                                    FOX STRATEGIC HOUSING INCOME PARTNERS
                                    (a California Limited Partnership)

                                    By:   FOX PARTNERS VIII
                                          Its General Partner

                                    By:   Fox Capital Management Corporation
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

      10.7 Purchase and Sale Contract between Westlake East Associates, L.P., an Ohio limited partnership, and Prominent Realty Group of Georgia, Inc., a Georgia corporation, dated November 3, 2003.**

      10.8 Amendment to Contract to Purchase between Westlake East Associates, L.P. and Prominent Realty Group of Georgia, Inc., dated November 13, 2003.**

      10.9 Reinstatement and Second Amendment to Purchase and Sale Contract between Westlake East Associates, L.P., and Prominent Realty Group of Georgia, Inc., dated December 10, 2003.**

      10.10 Assignment of Contract between Prominent Realty Group of Georgia, Inc., and Barrington Place Apartments, LLC, a Delaware limited liability company, dated December 16, 2003.**


       31.1 Certification  of equivalent of Chief Executive  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification  of equivalent of Chief Financial  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


            *Filed as Exhibits 10.1 through 10.6, respectively, to Form 10-QSB - Quarterly or Transitional Report filed on November 12, 1998 and incorporated herein by reference.

            **Filed as Exhibits 10.7 through 10.10, respectively, to Current Report on 8-K filed on December 29, 2003 and incorporated herein by reference.

Exhibit 31.1
                                  CERTIFICATION

I, Martha L. Long, certify that:


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




Date: March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice   President   of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Thomas M. Herzog, certify that:


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

Date: March 29, 2004
                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of Fox Capital
                                    Management Corporation, equivalent of the
                                    chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Fox Strategic Housing Income Partners (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.