Form 10QSB
period 2004-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2004-05-14
CIK 800080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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



                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                 March 31, 2004



Assets
   Cash and cash equivalents                                                 $ 704
   Receivables and deposits                                                      84
   Other assets                                                                 174
   Investment property:
       Land                                                  $ 1,981
       Buildings and related personal property                  8,793
                                                              10,774
       Less accumulated depreciation                           (4,921)        5,853
                                                                            $ 6,815
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 118
   Due to affiliates (Note B)                                                   302
   Tenant security deposit liabilities                                           22
   Accrued property taxes                                                        37
   Other liabilities                                                             70
   Mortgage note payable                                                      5,195

Partners' (Deficiency) Capital
   General partner                                             $ (35)
   Limited partners (26,111 units issued and
      outstanding)                                              1,106         1,071
                                                                            $ 6,815

         See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                                 Three Months ended
                                                                       March 31,
                                                                  2004         2003
                                                                            (Restated)
Revenues:
   Rental income                                                 $ 283        $ 326
   Other income                                                      43           21
         Total revenues                                             326          347

Expenses:
   Operating                                                        121          170
   General and administrative                                        42           54
   Depreciation                                                      95           89
   Interest                                                          90           93
   Property taxes                                                    38           31
         Total expenses                                             386          437

Loss from continuing operations                                     (60)         (90)
Income from discontinued operations (Note A)                         36            2
         Net loss                                                $ (24)       $ (88)

Net loss allocated to general partners                           $ (24)       $ (88)
Net loss allocated to limited partners                               --           --
         Net loss                                                $ (24)       $ (88)

Net loss per limited partnership unit                             $ --         $ --

Distributions per limited partnership unit                      $173.34       $ --


         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        26,111       $ --       $26,111      $26,111

Partners' capital at
   December 31, 2003                  26,111      $ 129       $ 5,632      $ 5,761

Distributions to partners                 --        (140)      (4,526)      (4,666)

Net loss for the three months
   ended March 31, 2004                   --         (24)          --          (24)

Partners' (deficiency) capital
   at March 31, 2004                  26,111     $   (35)     $ 1,106      $ 1,071


         See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                     2004     2003
Cash flows from operating activities:
  Net loss                                                      $   (24)     $   (88)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation                                                      95          194
   Amortization of loan costs                                         4            8
   Change in accounts:
      Receivables and deposits                                       10          (31)
      Other assets                                                  (61)         (21)
      Accounts payable                                              (16)          37
      Tenant security deposit liabilities                            (1)           7
      Accrued property taxes                                         37           (9)
      Other liabilities                                             (48)         (13)

          Net cash (used in) provided by operating
            activities                                               (4)          84

Cash flows used in investing activities:
  Property improvements and replacements                            (18)         (40)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (21)         (37)
  Distributions to partners                                      (4,666)          --

          Net cash used in financing activities                  (4,687)         (37)

Net (decrease) increase in cash and cash equivalents             (4,709)           7

Cash and cash equivalents at beginning of period                  5,413          327

Cash and cash equivalents at end of period                      $   704      $   334

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    87      $   165


         See Accompanying Notes to Consolidated Financial Statements



                      FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners VIII is the general partner of the Partnership. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the Managing General Partner), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated as of January 1, 2003 to reflect the operations of Barrington Place Apartments of approximately $2,000 as income from discontinued operations, including revenues of approximately $358,000 as a result of its sale to an unrelated third party on December 16, 2003.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $16,000 and $30,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $26,000 and $34,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses. Approximately $30,000 of these expenses were payable to the Managing General Partner at March 31, 2004 and are included in Due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the three months ended March 31, 2004 and 2003 because there were no operating distributions. The Partnership management fees are included in general and administrative expenses. The cumulative subordinated fees owed to the Managing General Partner at March 31, 2004 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $13,000. The Partnership was charged approximately $38,000 for 2003.

Note C - Distributions

During the three months ended March 31, 2004 the Partnership distributed approximately $4,666,000 (approximately $4,526,000 to the limited partners or $173.34 per limited partnership unit) of sale proceeds from the sale of Barrington Place Apartments in December 2003.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Wood View Apartments                          85%        89%
         Atlanta, Georgia

The Managing General Partner attributes the decrease in occupancy at Wood View Apartments to changing economic conditions in the local market and adhering to stricter guidelines in acceptance of tenant applications.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership recognized a net loss for the three months ended March 31, 2004 of approximately $24,000 compared to a net loss of approximately $88,000 for the three months ended March 31, 2003. The decrease in net loss is due to an increase in income from discontinued operations (as discussed below) and a decrease in total expenses partially offset by a decrease in total revenues.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated as of January 1, 2003 to reflect the operations of Barrington Place Apartments of approximately $2,000 as income from discontinued operations, including revenues of approximately $358,000 as a result of its sale to an unrelated third party on December 16, 2003.

Income from discontinued operations increased during the three months ended March 31, 2004 due to a property tax refund the Partnership received related to Barrington Place Apartments of approximately $36,000.

The Partnership recognized a loss from continuing operations for the three months ended March 31, 2004 of approximately $60,000 compared to a loss from continuing operations of approximately $90,000 for the corresponding period in 2003. The decrease in loss from continuing operations is attributable to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total expenses for the three months ended March 31, 2004 is the result of decreases in operating and general and administrative expenses. Depreciation, property tax and interest expenses remained relatively constant. Operating expenses decreased due to decreases in maintenance and advertising expenses. The decrease in maintenance expenses is primarily due to decreases in contract services at Wood View Apartments. Advertising expenses decreased primarily due to decreases in referral fees and periodical expenses.

The decrease in general and administrative expenses is primarily due to a decrease in asset management fees due to the sale of Barrington Place Apartments in December 2003. Also included in general and administrative expense for the three months ended March 31, 2004 and 2003 are the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the three months ended March 31, 2004 is due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income for the three months ended March 31, 2004 is due to decreases in average rental rates and occupancy at the Partnership's remaining property, Wood View Apartments, and increased bad debt expense. The increase in other income for the three months ended March 31, 2004 is primarily due to an increase in lease cancellation fees.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $704,000 compared to approximately $334,000 at March 31, 2003. The decrease in cash and cash equivalents of approximately $4,709,000 since December 31, 2003 is primarily due to approximately $4,687,000 of cash used in financing activities, and to a lesser extent due to approximately $18,000 of cash used in investing activities and approximately $4,000 of cash used in operating activities. Cash used in financing activities consisted of distributions paid to the partners and payments of principal made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Wood View Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $18,000 of capital improvements at Wood View Apartments consisting primarily of floor covering replacements and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $81,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $5,195,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands except per unit data):


                Three Months                  Three Months
                    Ended       Per Limited       Ended      Per Limited
                  March 31,     Partnership     March 31,    Partnership
                    2004           Unit           2003           Unit

Sale (1)          $4,666         $173.34          $  --         $  --



(1) From the sale proceeds of Barrington Place Apartments which sold in December 2003.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancings and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,664 limited partnership units (the "Units") in the Partnership representing 44.67% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.67% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date: May 13, 2004

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


Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Fox Strategic Housing Income Partners (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.