Form 10QSB
period 2004-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2004-08-13
CIK 800080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $ 630
   Receivables and deposits                                                     113
   Other assets                                                                 135
   Investment property:
       Land                                                  $ 1,981
       Buildings and related personal property                  8,815
                                                               10,796
       Less accumulated depreciation                           (5,015)        5,781
                                                                            $ 6,659
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 13
   Due to affiliates (Note B)                                                   272
   Tenant security deposits                                                      24
   Accrued property taxes                                                        75
   Other liabilities                                                             73
   Mortgage note payable                                                      5,174

Partners' (Deficiency) Capital
   General partner                                             $ (78)
   Limited partners (26,111 units issued and
      outstanding)                                              1,106         1,028
                                                                            $ 6,659

         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                          2004         2003        2004        2003
                                                    (Restated)         (Restated)
Revenues:
  Rental income                          $ 305        $ 307        $ 588       $ 633
  Other income                               36           44           79          65
    Total revenues                          341          351          667         698

Expenses:
  Operating                                 143          130          264         300
  General and administrative                 45           57           87         111
  Depreciation                               94           90          189         179
  Interest                                   91           91          181         184
  Property taxes                             37           33           75          64
    Total expenses                          410          401          796         838

Loss from continuing operations             (69)         (50)        (129)       (140)
Income (loss) from discontinued
 operations(Note A)                          26           (2)          62          --

Net loss                                 $ (43)       $ (52)       $ (67)     $ (140)

Net loss allocated to general
  Partner                                $ (43)       $ (26)       $ (67)     $ (114)

Net loss allocated to limited
  Partners                                   --          (26)          --         (26)

                                         $ (43)       $ (52)       $ (67)     $ (140)

Net loss per limited partnership
  unit                                    $ --       $ (1.00)      $ --       $ (1.00)

 Distributions per limited
  partnership unit                        $ --         $ --       $173.34      $ --

         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        26,111       $ --       $26,111      $26,111

Partners' capital at
   December 31, 2003                  26,111      $ 129       $ 5,632      $ 5,761

Distribution to partners                  --        (140)      (4,526)      (4,666)

Net loss for the six months
   ended June 30, 2004                    --         (67)          --          (67)

Partners' (deficiency) capital
   at June 30, 2004                   26,111     $   (78)     $ 1,106      $ 1,028


         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2004         2003
Cash flows from operating activities:
  Net loss                                                       $ (67)       $ (140)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation                                                     189          391
   Amortization of loan costs                                         8           15
   Change in accounts:
      Receivables and deposits                                      (19)         (64)
      Other assets                                                  (26)         (49)
      Accounts payable                                             (121)         100
      Tenant security deposit liabilities                             1           14
      Accrued property taxes                                         75         (105)
      Due to affiliates                                             (30)          --
      Other liabilities                                             (45)         (40)
          Net cash (used in) provided by operating
             activities                                             (35)         122

Cash flows used in investing activities:
  Property improvements and replacements                            (40)        (106)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (42)         (82)
  Distribution to partners                                       (4,666)          --
          Net cash used in financing activities                  (4,708)         (82)

Net decrease in cash and cash equivalents                        (4,783)         (66)

Cash and cash equivalents at beginning of period                  5,413          327

Cash and cash equivalents at end of period                       $ 630        $ 261

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 173        $ 358
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                        $ --         $ 59


         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners VIII is the general partner of the Partnership. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the Managing General Partner), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Barrington Place Apartments of approximately ($2,000) and less than $1,000 for the three and six months ended June 30, 2003, respectively, as income (loss) from discontinued operations, including revenues of approximately $366,000 and $724,000 for the three and six months ended June 30, 2003, respectively, as a result of its sale to an unrelated third party on December 16, 2003.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $32,000 and $65,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $52,000 and $71,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the six months ended June 30, 2004 and 2003 because there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners' annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at June 30, 2004 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $13,000 and $38,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On December 16, 2003, Barrington Place Apartments was sold to an unaffiliated third party. The Partnership realized a gain on the sale of investment property during the fourth quarter of 2003. During the three and six months ended June 30, 2004, the Partnership recognized income from discontinued operations of approximately $26,000 and $62,000 due to a reduction in the estimated costs related to the sale and a property tax refund.

Note D - Distributions

During the six months ended June 30, 2004 the Partnership distributed approximately $4,666,000 (approximately $4,526,000 to the limited partners or $173.34 per limited partnership unit) of sale proceeds from the sale of Barrington Place Apartments in December 2003.

Note E - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Wood View Apartments                          89%        90%
         Atlanta, Georgia

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The  Partnership  recognized  a net loss for the three and six months ended June
30, 2004 of approximately $43,000 and $67,000 compared to a net loss of approximately $52,000 and $140,000 for the three and six months ended June 30, 2003. The decrease in net loss for the three and six months ended June 30, 2004 is largely due to activity related to the sale of Barrington Place Apartments in December 2003 as discussed below.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Barrington Place Apartments of approximately ($2,000) and less than $1,000 for the three and six months ended June 30, 2003, respectively, as income (loss) from discontinued operations including revenues of approximately $366,000 and $724,000 for the three and six months ended June 30, 2003, respectively, as a result of its sale to an unrelated third party on December 16, 2003.

On December 16, 2003, Barrington Place Apartments was sold to an unaffiliated third party. The Partnership realized a gain on the sale of investment property during the fourth quarter of 2003. During the three and six months ended June 30, 2004, the Partnership recognized income from discontinued operations of approximately $26,000 and $62,000 due to a reduction in the estimated costs related to the sale and a property tax refund.

The Partnership recognized a loss from continuing operations for the three and six months ended June 30, 2004 of approximately $69,000 and $129,000 compared to a loss from continuing operations of approximately $50,000 and $140,000 for the three and six months ended June 30, 2003. The decrease in loss from continuing operations for the six months ended June 30, 2004 is attributable to a decrease in total expenses partially offset by a decrease in total revenues. The increase in loss from continuing operations for the three months ended June 30, 2004 is attributable to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues for the six months ended June 30, 2004 is due to a decrease in rental income partially offset by an increase in other income. The decrease in total revenues for the three months ended June 30, 2004 is primarily due to a decrease in other income. Rental income remained relatively constant during the three months ended June 30, 2004. The decrease in rental income for the six months ended June 30, 2004 is due to decreases in average rental rates and occupancy and an increase in bad debt expense at the Partnership's remaining property, Wood View Apartments. The increase in other income for the six months ended June 30, 2004 is primarily due to an increase in lease cancellation fees and utility reimbursements. The decrease in other income for the three months ended June 30, 2004 is primarily due to a decrease in lease cancellation fees and other tenant charges.

The decrease in total expenses for the six months ended June 30, 2004 is the result of decreases in operating and general and administrative expenses, partially offset by an increase in property tax expense. The increase in total expenses for the three months ended June 30, 2004 is the result of increases in operating and property tax expenses, partially offset by a decrease in general and administrative expense. Operating expenses decreased for the six months ended June 30, 2004 due to decreases in property and advertising expenses. The decrease in property expense is primarily due to decreases in utility expenses at the Partnership's property. Advertising expenses decreased primarily due to decreases in referral fees and periodical expenses. Operating expenses increased for the three months ended June 30, 2004 primarily due to an increase in maintenance expense. The increase in maintenance expense is due to increases in building improvement expenses at Wood View Apartments. Property tax expense increased for the three and six months ended June 30, 2004 due to an anticipated increase in Wood View Apartment's assessed value. Depreciation and interest expenses remained relatively constant during the three and six months ended June 30, 2004.

The decrease in general and administrative expenses during the three and six months ended June 30, 2004 is primarily due to a decrease in asset management fees due to the sale of Barrington Place Apartments in December 2003. Also included in general and administrative expense for the three and six months ended June 30, 2004 and 2003 are the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $630,000 compared to approximately $261,000 at June 30, 2003. The decrease in cash and cash equivalents of approximately $4,783,000 since December 31, 2003 is primarily due to approximately $4,708,000 of cash used in financing activities, and to a lesser extent due to approximately $40,000 of cash used in investing activities and approximately $35,000 of cash used in operating activities. Cash used in financing activities consisted of distributions paid to the partners and payments of principal made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Wood View Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $40,000 of capital improvements at Wood View Apartments consisting primarily of floor covering replacements and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $59,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $5,174,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit

Sale (1)               $ 4,666          $ 173.34         $   --            $   --

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,669 limited partnership units (the "Units") in the Partnership representing 44.69% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.69% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               See Exhibit Index Attached.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    FOX STRATEGIC HOUSING INCOME PARTNERS
                                    (a California Limited Partnership)


                                    By:   FOX PARTNERS VIII
                                          Its General Partner


                                    By:   Fox Capital Management Corporation
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 12, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2004

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

I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2004
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Fox Capital
                                    Management Corporation, equivalent
                                    of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Fox Strategic Housing Income Partners (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.