Form 10QSB
period 2004-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2004-11-12
CIK 800080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                               September 30, 2004


Assets
   Cash and cash equivalents                                                 $   61
   Receivables and deposits                                                     188
   Other assets                                                                 153
   Investment property:
       Land                                                  $ 1,981
       Buildings and related personal property                  8,844
                                                               10,825
       Less accumulated depreciation                           (5,110)        5,715
                                                                            $ 6,117
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 21
   Due to affiliates (Note B)                                                   397
   Tenant security deposits                                                      23
   Other liabilities                                                             66
   Mortgage note payable                                                      5,152

Partners' (Deficiency) Capital
   General partner                                             $ (132)
   Limited partners (26,111 units issued and
      outstanding)                                                590           458
                                                                            $ 6,117

         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)





                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2004         2003        2004        2003
                                                    (Restated)              (Restated)
Revenues:
  Rental income                          $ 311        $ 344        $ 899       $ 977
  Other income                              46           34          125          99
    Total revenues                         357          378        1,024       1,076

Expenses:
  Operating                                 159          145          423         445
  General and administrative                 37           64          124         175
  Depreciation                               95           93          284         272
  Interest                                   89           91          270         275
  Property taxes                             16           32           91          96
    Total expenses                          396          425        1,192       1,263

Loss from continuing operations             (39)         (47)        (168)       (187)
Income from discontinued
 operations (Note A)                         --           15           62          15

Net loss                                 $ (39)       $ (32)      $ (106)     $ (172)

Net loss allocated to general
  partner                                $ (39)        $ --       $ (106)     $ (114)

Net loss allocated to limited
  partners                                   --          (32)          --         (58)

                                         $ (39)       $ (32)      $ (106)     $ (172)

Net loss per limited partnership
  unit                                    $ --       $ (1.22)      $ --       $ (2.22)

 Distributions per limited
  partnership unit                      $ 19.76        $ --       $193.10      $ --

         See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        26,111       $ --       $26,111      $26,111

Partners' capital
   at December 31, 2003               26,111      $ 129       $ 5,632      $ 5,761

Distributions to partners                 --        (155)      (5,042)      (5,197)

Net loss for the nine months
   ended September 30, 2004               --        (106)          --         (106)

Partners' (deficiency) capital
   at September 30, 2004              26,111     $  (132)      $ 590        $ 458


         See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2004         2003
Cash flows from operating activities:
  Net loss                                                       $ (106)      $ (172)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation                                                     284          589
   Amortization of loan costs                                        11           22
   Change in accounts:
      Receivables and deposits                                      (94)         (86)
      Other assets                                                  (47)         (63)
      Accounts payable                                             (113)          15
      Tenant security deposit liabilities                            --           17
      Accrued property taxes                                         --           57
      Due to affiliates                                             (29)          --
      Other liabilities                                             (52)         (26)
          Net cash (used in) provided by operating
             activities                                            (146)         353

Cash flows used in investing activities:
  Property improvements and replacements                            (69)        (220)

Cash flows from financing activities:
  Advances from affiliates                                          124           --
  Payments on mortgage notes payable                                (64)        (120)
  Distribution to partners                                       (5,197)          --

          Net cash used in financing activities                  (5,137)        (120)

Net (decrease) increase in cash and cash equivalents             (5,352)          13

Cash and cash equivalents at beginning of period                  5,413          327

Cash and cash equivalents at end of period                        $ 61        $ 340

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 259        $ 522
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                        $ --         $ 25

         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners VIII is the general partner of the Partnership. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the Managing General Partner), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Barrington Place Apartments of approximately $15,000 for both the three and nine month periods September 30, 2003 as income from discontinued operations, including revenues of approximately $378,000 and $1,102,000 for the three and nine months ended September 30, 2003, respectively, as a result of its sale to a third party on December 16, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $49,000 and $102,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Managing General Partner charged reimbursements of accountable administrative expenses amounting to approximately $75,000 and $110,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses. At September 30, 2004, approximately $1,000 of these expenses are payable to the Managing General Partner and are included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the nine months ended September 30, 2004 and 2003 because there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners' annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at September 30, 2004 amounted to approximately $272,000 and are included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $124,000 for property taxes at Wood View Apartments during the nine months ended September 30, 2004. Interest accrues at the prime rate plus 2% (6.75% at September 30, 2004) and amounted to less than $1,000 for the nine months ended September 30, 2004. At September 30, 2004, no payments have been made on the outstanding loans and this advance is included in due to affiliates. There were no loans from the General Partner or associated interest expense during the nine months ended September 30, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $38,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On December 16, 2003, Barrington Place Apartments was sold to a third party. The Partnership realized a gain on the sale of investment property during the fourth quarter of 2003. During the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of approximately $62,000 due to a reduction in the estimated costs related to the sale and a property tax refund.

Note D - Distributions

During the nine months ended September 30, 2004 the Partnership distributed approximately $5,197,000 (approximately $5,042,000 to the limited partners or $193.10 per limited partnership unit) of sale proceeds from the sale of Barrington Place Apartments in December 2003.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004, the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Wood View Apartments                          92%        92%
         Atlanta, Georgia

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership recognized a net loss for the three and nine months ended September 30, 2004 of approximately $39,000 and $106,000 compared to a net loss of approximately $32,000 and $172,000 for the three and nine months ended
September  30,  2003.  The  increase  in net loss  for the  three  months  ended
September 30, 2004 and the decrease in net loss for the nine months ended September 30, 2004 is largely due to activity related to the sale of Barrington Place Apartments in December 2003 as discussed below.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations for the three and nine months ended September 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Barrington Place Apartments of approximately $15,000 for both the three and nine month periods ended September 30, 2003 as income from discontinued operations including revenues of approximately $378,000 and $1,102,000 for the three and nine months ended September 30, 2003, respectively, as a result of its sale to a third party on December 16, 2003.

On December 16, 2003, Barrington Place Apartments was sold to a third party. The Partnership realized a gain on the sale of investment property during the fourth quarter of 2003. During the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of approximately $62,000 due to a reduction in the estimated costs related to the sale and a property tax refund.

The Partnership recognized a loss from continuing operations for the three and nine months ended September 30, 2004 of approximately $39,000 and $168,000 compared to a loss from continuing operations of approximately $47,000 and $187,000 for the three and nine months ended September 30, 2003, respectively. The decrease in loss from continuing operations for the three and nine months ended September 30, 2004 is attributable to a decrease in total expenses partially offset by a decrease in total revenues.

The decrease in total revenues for the three and nine months ended September 30, 2004 is due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income for the three and nine months ended September 30, 2004 is due to a decrease in the average rental rate and an increase in bad debt expense at the Partnership's remaining property, Wood View Apartments. The increase in other income for the three and nine months ended September 30, 2004 is primarily due to an increase in lease cancellation fees and utility reimbursements at Wood View Apartments.

The decrease in total expenses for the nine months ended September 30, 2004 is the result of decreases in operating and general and administrative expenses. The decrease in total expenses for the three months ended September 30, 2004 is the result of a decrease in property tax and general and administrative expenses partially offset by an increase in operating expenses. Operating expenses decreased for the nine months ended September 30, 2004 due to decreases in maintenance and advertising expenses. Operating expenses increased for the three months ended September 30, 2004 primarily due to an increase in property and administrative expenses partially offset by a decrease in maintenance expense. Maintenance expense decreased for both periods primarily due to a decrease in contract services at Wood View Apartments. Advertising expenses decreased for the nine month period primarily due to decreases in referral fees and periodical expenses. The increase in property expenses for the three month period is primarily due to increases in utility expenses and salaries and other related benefits at Wood View Apartments. The increase in administrative expenses for the three month period is primarily due to a fee related to an appeal of the county taxes at Wood View Apartments. Depreciation and interest expenses remained relatively constant during the three and nine months ended September 30, 2004. Property tax expenses decreased for the three months ended September 30, 2004 due to the timing of the receipt of the tax bills, which affected the recording of the associated expense at both September 30, 2004 and 2003.

The decrease in general and administrative expenses during the three and nine months ended September 30, 2004 is primarily due to a decrease in asset management fees, due to the sale of Barrington Place Apartments in December 2003, a decrease in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and a decrease in professional fees associated with managing the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for both periods.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $61,000 compared to approximately $340,000 at September 30, 2003. The decrease in cash and cash equivalents of approximately $5,352,000 since December 31, 2003 is primarily due to approximately $5,137,000 of cash used in financing activities, and to a lesser extent due to approximately $69,000 of cash used in investing activities and approximately $146,000 of cash used in operating activities. Cash used in financing activities consisted of distributions paid to the partners and payments of principal made on the mortgage encumbering the Partnership's property partially offset by advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

During the nine months ended September 30, 2004, the Partnership completed approximately $69,000 of capital improvements at Wood View Apartments consisting primarily of floor covering and appliance replacements, wallcovering upgrades and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $30,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $5,152,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands except per unit data):


                   Nine Months Ended   Per Limited    Nine Months Ended   Per Limited
                     September 30,     Partnership      September 30,     Partnership
                          2004             Unit             2003             Unit

Sale (1)               $ 5,197           $ 193.10          $   --           $   --

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,669 limited partnership units (the "Units") in the Partnership representing 44.69% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.69% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index Attached.

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


                                    Date: November 11, 2004

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

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            *Filed as Exhibits 10.1, 10.2 and 10.6, respectively, to Form 10-QSB
            - Quarterly or Transitional Report filed on November 12, 1998 and incorporated herein by reference.

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

Date: November 11, 2004

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

Date: November 11, 2004
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Fox Capital
                                    Management Corporation, equivalent
                                    of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Fox Strategic Housing Income Partners (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 11, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 11, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.