Form 10KSB
period 2004-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2005-03-25
CIK 800080

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $1,351,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Item 2.  Description of Property:

The following table sets forth the Partnership's investment in property:

                                     Date of
Property                            Purchase       Type of Ownership          Use

Wood View Apartments                  9/87    Fee ownership, subject      Apartment
  Atlanta, Georgia                            to a first mortgage         180 units

On December 16, 2003, Barrington Place Apartments was sold to a third party. The Partnership realized a gain on the sale of investment property of approximately $3,558,000 during the fourth quarter of 2003. The Partnership also recognized a loss on the early extinguishment of debt of approximately $59,000 as a result of the write off of unamortized loan costs which is included in income (loss) from discontinued operations.

Schedule of Property:

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                               Gross
                              Carrying   Accumulated                         Federal
Property                       Value    Depreciation    Rate     Method     Tax Basis
                                  (in thousands)                         (in thousands)

Wood View Apartments         $10,861       $ 5,205    5-30 yrs    S/L        $ 5,235

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity     Due At
        Property              2004        Rate    Amortized     Date    Maturity (1)
                         (in thousands)                                 (in thousands)

Wood View Apartments        $ 5,129      6.64%    30 years     8/1/08      $ 4,774

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2004 and 2003 for the property:

                                   Average Annual        Average Annual
                                    Rental Rate            Occupancy
                                     (per unit)
 Property                        2004          2003       2004    2003

 Wood View Apartments           $ 7,804      $ 8,280      93%      91%

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2004 for the property were:

                                                 2004            2004
                                                Billing          Rate
                                            (in thousands)

Wood View Apartments                             $ 124           2.99%

Capital Improvements:

Wood View Apartments

During the year ended December 31, 2004, the Partnership completed approximately $105,000 of capital improvements at Wood View Apartments primarily consisting of floor covering and appliance replacements, wall covering upgrades, lighting improvements and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The unitholders of the Registrant did not vote on any matter during the quarter ended December 31, 2004.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership offered and sold 26,111 Limited Partnership Units ("Units") aggregating $26,111,000. As of December 31, 2004, there were 818 holders of record owning an aggregate of 26,111 Units. Affiliates of the Managing General Partner owned 11,669 Units or 44.69% as of December 31, 2004. There is no intention to sell additional Units nor is there an established market for these Units.

The Partnership distributed the following amounts during the year ended December 31, 2004 and 2003 (in thousands except per unit data):

                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Sale (1)               $5,197           $193.10          $   --            $   --

(1) From the sale proceeds of Barrington Place Apartments which sold in December 2003.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,669 Units in the Partnership representing 44.69% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $161.34 per unit. This offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.69% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership recognized a net loss for the year ended December 31, 2004 of approximately $216,000 compared to net income of approximately $3,157,000 for the year ended December 31, 2003. The decrease in net income for the year ended December 31, 2004 is largely due to activity related to the sale of Barrington Place Apartments in December 2003 as discussed below.

On December 16, 2003, Barrington Place Apartments was sold to a third party. The Partnership realized a gain on the sale of investment property of approximately $3,558,000 during the fourth quarter of 2003. The Partnership also recognized a loss on the early extinguishment of debt of approximately $59,000 as a result of the write off of unamortized loan costs which is included in income (loss) from discontinued operations. During the year ended December 31, 2004, the Partnership recognized income from discontinued operations of approximately $62,000 due to a reduction in the estimated costs related to the sale and a property tax refund.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations for the year ended December 31, 2003 reflects the operations of Barrington Place Apartments, a loss of approximately $122,000, as loss from discontinued operations including revenues of approximately $1,363,000.

The Partnership recognized a loss from continuing operations for the year ended December 31, 2004 of approximately $278,000 compared to a loss from continuing operations of approximately $279,000 for the year ended December 31, 2003. The slight decrease in loss from continuing operations is due to a decrease in total expenses largely offset by a decrease in total revenues.

The decrease in total expenses for the year ended December 31, 2004 is the result of a decrease in general and administrative expenses partially offset by an increase in operating expenses. Operating expenses increased for the year ended December 31, 2004 primarily due to increases in maintenance and administrative expenses. Maintenance expense increased primarily due to an increase in parts and supplies expenses and interior and exterior building repairs partially offset by a decrease in contract services at Wood View Apartments. The increase in administrative expenses is primarily due to a fee related to an appeal of the property taxes at Wood View Apartments.

The decrease in general and administrative expenses during the year ended December 31, 2004 is primarily due to a decrease in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, a decrease in asset management fees, due to the sale of Barrington Place Apartments in December 2003, a decrease in professional fees associated with managing the Partnership and reduced costs associated with the annual audit required by the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies are also included in general and administrative expenses for the year ended December 31, 2004.

The decrease in total revenues for the year ended December 31, 2004 is due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income is due to a decrease in the average rental rate and an increase in bad debt expense partially offset by an increase in occupancy at Wood View Apartments. The increase in other income for the year ended December 31, 2004 is primarily due to an increase in lease cancellation fees and utility reimbursements at Wood View Apartments.

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

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $54,000 compared to approximately $5,413,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $5,359,000 since December 31, 2003 is primarily due to approximately $5,160,000 of cash used in financing activities, and to a lesser extent due to approximately $92,000 of cash used in investing activities and approximately $107,000 of cash used in operating activities. Cash used in financing activities consisted of distributions paid to the partners and payments of principal made on the mortgage encumbering the Partnership's property partially offset by advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. The capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $5,129,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the year ended December 31, 2004 and 2003 (in thousands except per unit data):

                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Sale (1)               $5,197           $193.10          $   --            $   --

(1) From the sale proceeds of Barrington Place Apartments which sold in December 2003.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,669 limited partnership units (the "Units") in the Partnership representing 44.69% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $161.34 per unit. This offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.69% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements


FOX STRATEGIC HOUSING INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements





           Report of Independent Registered Public Accounting Firm


The Partners
Fox Strategic Housing Income Partners


We have audited the accompanying consolidated balance sheet of Fox Strategic Housing Income Partners as of December 31, 2004, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Strategic Housing Income Partners at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.



                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005

                      FOX STRATEGIC HOUSING INCOME PARTNERS
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004

Assets
   Cash and cash equivalents                                                 $ 54
   Receivables and deposits                                                     210
   Other assets                                                                 101
   Investment property (Notes B and F):
       Land                                                  $ 1,981
       Buildings and related personal property                  8,880
                                                               10,861
       Less accumulated depreciation                           (5,205)        5,656
                                                                            $ 6,021
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 52
   Tenant security deposit liabilities                                           23
   Due to affiliate (Note D)                                                    411
   Other liabilities                                                             58
   Mortgage note payable (Note B)                                             5,129

Partners' (Deficiency) Capital
   General partner                                             $ (30)
   Limited partners (26,111 units issued and
      outstanding)                                                378           348
                                                                            $ 6,021

         See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                              Years Ended December 31,
                                                                  2004         2003

Revenues:
   Rental income                                                $ 1,188      $ 1,292
   Other income                                                     163          130
         Total revenues                                           1,351        1,422

Expenses:
   Operating                                                        601          581
   General and administrative                                       165          263
   Depreciation                                                     379          366
   Interest                                                         361          367
   Property taxes                                                   123          124
         Total expenses                                           1,629        1,701

Loss from continuing operations                                    (278)        (279)
Income (loss) from discontinued operations (Notes A and E)           62         (122)
Gain on sale of discontinued operations (Note E)                     --        3,558
         Net (loss) income                                       $ (216)     $ 3,157

Net (loss) income allocated to general partners                   $ (4)       $ 433
Net income allocated to limited partners                           (212)       2,724
         Net (loss) income (Note C)                              $ (216)     $ 3,157

Per Limited Partnership Unit:
   Loss from continuing operations                              $(10.45)     $ (9.38)
   Loss from discontinued operations                               2.33        (4.06)
   Gain on sale of discontinued operations                           --       117.76

Net income per limited partnership unit                         $ (8.12)     $104.32

Distributions per limited partnership unit                      $193.10       $ --

         See Accompanying Notes to Consolidated Financial Statements


                      FOX STRATEGIC HOUSING INCOME PARTNERS

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)



                                             Limited
                                           Partnership   General     Limited
                                              Units      Partner    Partners     Total

Original capital contributions               26,111        $ --      $26,111    $26,111

Partners' (deficiency) capital at
  December 31, 2002                          26,111         (304)      2,908       2,604

Net income for the year ended
  December 31, 2003                              --          433       2,724      3,157

Partners' capital at
  December 31, 2003                          26,111       $ 129      $ 5,632     $ 5,761

Distributions to partners                        --         (155)     (5,042)   (5,197)

Net loss for the year ended
  December 31, 2004                              --           (4)       (212)      (216)

Partners' (deficiency) capital at
  December 31, 2004                          26,111       $ (30)      $ 378       $ 348

         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Years Ended
                                                                        December 31,
                                                                      2004         2003
Cash flows from operating activities:
   Net (loss) income                                              $  (216)      $ 3,157
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
     Depreciation                                                     379           771
     Gain on sale of discontinued operations                           --        (3,558)
     Loss on early extinguishment of debt of discontinued
       operations                                                      --            59
     Amortization of loan costs                                        15            30
     Change in accounts:
      Receivables and deposits                                       (116)          (41)
      Other assets                                                      1           (27)
      Accounts payable                                                (95)           25
      Tenant security deposit liabilities                              --           (16)
      Accrued property taxes                                           --          (185)
      Due to affiliate                                                (15)           30
      Other liabilities                                               (60)          (67)
         Net cash (used in) provided by operating activities         (107)          178

Cash flows from investing activities:
   Net proceeds from sale of investment property                       --         5,331
   Property improvements and replacements                             (92)         (264)
         Net cash (used in) provided by investing
           activities                                                 (92)        5,067

Cash flows from financing activities:
   Advances from affiliates                                           124            --
   Payments on mortgage notes payable                                 (87)         (159)
   Distributions to partners                                       (5,197)           --
         Net cash used in financing activities                     (5,160)         (159)

Net (decrease) increase in cash and cash equivalents               (5,359)        5,086
Cash and cash equivalents at beginning of year                      5,413           327
Cash and cash equivalents at end of year                          $    54       $ 5,413
Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $   344       $   698
Supplemental disclosure of non-cash flow information:
   Property improvements and replacements in accounts payable     $    13       $    --
   Assumption of Barrington Place Apartment's mortgage
     by purchaser                                                 $    --       $ 4,571

         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                  Notes To Consolidated Financial Statements

                                December 31, 2004

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

Basis of Presentation: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations for the year ended December 31, 2003 reflects the operations of Barrington Place Apartments, a loss of approximately $122,000, as loss from discontinued operations including revenues of approximately $1,363,000.

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

In accordance with the Partnership Agreement, the Partnership's net income in any year is allocated 20% to the general partner and 80% to the limited partners until the general partner is allocated 2.0408% of the total Original Invested Capital or approximately $533,000. For the year ended December 31, 2003, 20% of the Partnership's net income was allocated to the general partner and 80% was allocated to the limited partners until cumulative income allocated to the general partner reached 2.0408% of the total Original Invested Capital. Next, the remaining unallocated income was allocated 1% to the general partner and 99% to the limited partners until the limited partners were returned the syndication costs deducted from their capital account of approximately $757,000. The remaining unallocated income was allocated 2% to the general partner and 98% to the limited partners. For the year ended December 31, 2004, 100% of the Partnership's net loss was allocated 2% to the general partner and 98% to the limited partners. In addition, two percent of cash distributions are allocated to the general partner.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the rental property and personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 40 years and (2) personal property additions over 5-20 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $47,000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Deferred Costs: At December 31, 2004, loan costs of approximately $153,000, less accumulated amortization of approximately $97,000, are included in other assets. The loan costs are amortized over the term of the related loan agreement. Amortization expense for the years ended December 31, 2004 and 2003 was approximately $15,000 and $30,000, respectively. Amortization expense is expected to be approximately $15,000 for each of the years 2005 through 2007 and approximately $10,000 for 2008.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense of approximately $45,000 and $76,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense and income (loss) from discontinued operations.

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

Note B - Mortgage Note Payable

The principal terms of mortgage note payable are as follows:

                          Principal     Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest    Maturity     Due At
       Property             2004       Interest     Rate        Date      Maturity
                             (in thousands)                             (in thousands)

Wood View Apartments       $ 5,129        $ 36      6.64%     08/01/08     $ 4,774

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's rental property and by a pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005         $   85
                               2006             99
                               2007            106
                               2008          4,839
                                            $5,129

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of net (loss) income as reported in the consolidated financial statements and Federal taxable (loss) income allocated to the partners in the Partnership's information return for the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                                       2004          2003
              Net (loss) income as reported          $  (216)      $ 3,157
              Add (deduct):
                Depreciation differences                 (12)            2
                Sale of property                          --           388
                Other                                   (154)          (53)
              Federal taxable (loss) income          $  (382)      $ 3,494

              Federal taxable (loss) income per
                limited partnership unit             $(14.33)      $114.34

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                               $   348
  Land and buildings                                       1
  Accumulated depreciation                              (422)
  Syndication and distribution costs                     757
  Other                                                  140
Net assets - Federal tax basis                       $   824

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $67,000 and $137,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $102,000 and $179,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. Approximately $13,000 of these expenses were accrued at December 31, 2004 and are included in Due to affiliate.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the year ended December 31, 2004 and 2003 because there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners' annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at December 31, 2004 amounted to approximately $272,000 and are included in Due to affiliate.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $124,000 for property taxes at Wood View Apartments during the year ended December 31, 2004. Interest accrues at the prime rate plus 2% (7.25% at December 31, 2004) and amounted to approximately $2,000 for the year ended December 31, 2004. At December 31, 2004, no payments have been made on the outstanding loans and this advance is included in Due to affiliate. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2003. Subsequent to December 31, 2004 this advance and accrued interest was repaid to the Managing General Partner.

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

During the year ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $20,000 and $38,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,669 limited partnership units (the "Units") in the Partnership representing 44.69% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $161.34 per unit. The offer expires March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.69% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Sale of Investment Property

On December 16, 2003, Barrington Place Apartments was sold to a third party. The Partnership realized a gain on the sale of investment property of approximately $3,558,000 during the fourth quarter of 2003. The Partnership also recognized a loss on the early extinguishment of debt of approximately $59,000 as a result of the write off of unamortized loan costs which is included in income (loss) from discontinued operations. During the year ended December 31, 2004, the Partnership recognized income from discontinued operations of approximately $62,000 due to a reduction in the estimated costs related to the sale and a property tax refund. Included in loss from discontinued operations for the year ended December 31, 2003 is revenue of approximately $1,363,000.

Note F - Real Estate and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)
Wood View Apartments            $ 5,129         $ 1,981       $ 7,366          $ 1,514

                     Gross Amount At Which
                           Carried
                     At December 31, 2004
                       (in thousands)

                           Buildings
                              And
                            Related
                            Personal          Accumulated    Year of     Date   Depreciable
   Description      Land    Property   Total  Depreciation Construction Acquired Life-Years
                                             (in thousands)
Wood View          $ 1,981  $ 8,880   $10,861   $ 5,205      1982        09/87      5-30

Reconciliation of "real estate and accumulated depreciation" (in thousands):

                                              Years Ended December 31,
                                                 2004          2003

Real Estate
Balance at beginning of year                    $10,756       $22,600
    Property improvements                           105           264
    Sale of property                                 --       (12,108)
Balance at end of year                          $10,861       $10,756

Accumulated Depreciation
Balance at beginning of year                    $ 4,826       $ 9,920
    Additions charged to expense                    379           771
    Sale of property                                 --        (5,865)
Balance at end of year                          $ 5,205       $ 4,826

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $10,862,000 and $10,761,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $5,627,000 and $5,236,000, respectively.

Note G - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                      Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2004.

Entity                                   Number of Units     Percentage

IPLP Acquisition I LLC ("IPLP LLC")
   (an affiliate of AIMCO)                    3,919            15.01%
AIMCO Properties IPLP, L.P.
   (an affiliate of AIMCO)                      213              .81%
AIMCO Properties L.P.
   (an affiliate of AIMCO)                    7,537            28.87%

IPLP Acquisition I LLC and AIMCO Properties IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $67,000 and $137,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $102,000 and $179,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. Approximately $13,000 of these expenses were accrued at December 31, 2004 and are included in Due to affiliate.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the year ended December 31, 2004 and 2003 because there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners' annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at December 31, 2004 amounted to approximately $272,000 and are included in Due to affiliate.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $124,000 for property taxes at Wood View Apartments during the year ended December 31, 2004. Interest accrues at the prime rate plus 2% (7.25% at December 31, 2004) and amounted to approximately $2,000 for the year ended December 31, 2004. At December 31, 2004, no payments have been made on the outstanding loans and this advance is included in Due to affiliate. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2003. Subsequent to December 31, 2004 this advance and accrued interest was repaid to the Managing General Partner.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $20,000 and $38,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,669 limited partnership units (the "Units") in the Partnership representing 44.69% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $161.34 per unit. The offer expires March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.69% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See attached Exhibit Index

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $30,000 and $37,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $13,000 and $8,000 for 2004 and 2003, respectively.

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


                                    FOX STRATEGIC HOUSING INCOME PARTNERS
                                    (a California Limited Partnership)

                                    By:   FOX PARTNERS VIII
                                          Its General Partner

                                    By:   Fox Capital Management Corporation
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President

                                    Date: March 25, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Harry G. Alcock            Director and Executive  Date: March 25, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice Date: March 25, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President          Date: March 25, 2005
Stephen B. Waters
                                  EXHIBIT INDEX

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

Date: March 25, 2005

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

Date: March 25, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Fox Capital
                                    Management Corporation,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Fox Strategic Housing Income Partners (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.