Form 10QSB
period 2005-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2005-08-12
CIK 800080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                  June 30, 2005


Assets
   Cash and cash equivalents                                                 $ 73
   Receivables and deposits                                                     130
   Other assets                                                                  92
   Investment property:
       Land                                                  $ 1,981
       Buildings and related personal property                  9,077
                                                              11,058
       Less accumulated depreciation                           (5,398)        5,660
                                                                            $ 5,955
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 149
   Due to affiliates (Note B)                                                   353
   Tenant security deposits                                                      19
   Accrued property taxes                                                        67
   Other liabilities                                                             52
   Mortgage note payable                                                      5,083

Partners' (Deficiency) Capital
   General partner                                             $ (32)
   Limited partners (26,111 units issued and
      outstanding)                                                264           232
                                                                            $ 5,955

         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                          2005         2004         2005        2004

Revenues:
  Rental income                          $ 319        $ 305        $ 649        $ 588
  Other income                               27           36           54           79
    Total revenues                          346          341          703          667

Expenses:
  Operating                                 169          143          331          264
  General and administrative                 34           45           54           87
  Depreciation                               96           94          193          189
  Interest                                   89           91          179          181
  Property taxes                             34           37           62           75
    Total expenses                          422          410          819          796

Loss from continuing operations             (76)         (69)        (116)        (129)
Income from discontinued
 operations(Note A)                          --           26           --           62

Net loss                                 $ (76)       $ (43)       $ (116)      $ (67)

Net loss allocated to general
  Partner                                 $ (1)        $ (1)        $ (2)       $ (1)

Net loss allocated to limited
  Partners                                  (75)         (42)        (114)         (66)

                                         $ (76)       $ (43)       $ (116)      $ (67)

Net loss per limited partnership
  unit                                  $ (2.87)     $ (1.61)     $ (4.37)     $ (2.53)

 Distributions per limited
  partnership unit                        $ --         $ --         $ --       $173.34

         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        26,111       $ --       $26,111      $26,111

Partners' (deficiency) capital
   at December 31, 2004               26,111     $   (30)      $ 378        $ 348

Net loss for the six months
   ended June 30, 2005                    --          (2)        (114)        (116)

Partners' (deficiency) capital
   at June 30, 2005                   26,111     $   (32)      $ 264        $ 232


         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                                  2005         2004
Cash flows from operating activities:
  Net loss                                                      $ (116)       $ (67)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation                                                    193           189
   Amortization of loan costs                                        8             8
   Bad debt expense, net                                            21            54
   Change in accounts:
      Receivables and deposits                                      59           (73)
      Other assets                                                   1           (26)
      Accounts payable                                              17          (121)
      Tenant security deposit liabilities                           (4)            1
      Accrued property taxes                                        67            75
      Due to affiliates                                             28           (30)
      Other liabilities                                             (6)          (45)
          Net cash provided by (used in) operating
             activities                                            268           (35)

Cash flows used in investing activities:
  Property improvements and replacements                          (117)          (40)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (46)          (42)
  Repayments of advances from affiliates                          (124)           --
  Advances from affiliates                                          38            --
  Distribution to partners                                          --        (4,666)
          Net cash used in financing activities                   (132)       (4,708)

Net increase (decrease) in cash and cash equivalents                19        (4,783)

Cash and cash equivalents at beginning of period                    54         5,413

Cash and cash equivalents at end of period                      $   73        $ 630

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  172        $ 173
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                      $   93         $ --

Included in property improvements and replacements for the six months ended June
30, 2005 are approximately $13,000 of improvements, which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners VIII is the general partner of the Partnership. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the Managing General Partner), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Certain  2004  balances  have  been   reclassified  to  conform  with  the  2005
presentation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2004 reflect the operations of Barrington Place Apartments as income from discontinued operations due to its sale in December 2003. During the three and six months ended June 30, 2004 the Partnership recognized income from discontinued operations of approximately $26,000 and $62,000, respectively, due to a reduction in the estimated costs related to the sale and a property tax refund.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately
$36,000 and $32,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $25,000 and $52,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses. At June 30, 2005, approximately $42,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $124,000 for property taxes at Wood View Apartments during the year ended December 31, 2004. During the six months ended June 30, 2005 this advance and accrued interest was repaid to the Managing General Partner. During the six months ended June 30, 2005, the Partnership received advances from an affiliate of the Managing General Partner of approximately $38,000 to fund capital improvements at the Partnership's remaining property, Wood View Apartments. Interest is charged on the advances at prime rate plus 2% (8.25% at June 30, 2005). Interest expense amounted to approximately $1,000 for the six months ended June 30, 2005. There were no loans from the General Partner or associated interest expense during the six months ended June 30, 2004. At June 30, 2005, the amount of outstanding loans and accrued interest was approximately $39,000 and is included in due to affiliates.

Subsequent to June 30, 2005, the Partnership received advances from an affiliate of the Managing General Partner of approximately $169,000 to fund capital improvements and outstanding payables at Wood View Apartments.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the six months ended June 30, 2005 and 2004 because there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners' annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at June 30, 2005 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $20,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Wood View Apartments                          94%        89%
         Atlanta, Georgia

The Managing General Partner attributes the increase in occupancy at Wood View Apartments to an increase in marketing outreach and promotions, improved market conditions in the property's location and upgrades being made at the property.

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

Results of Operations

The Partnership recognized net losses for the three and six months ended June 30, 2005 of approximately $76,000 and $116,000 compared to net losses of approximately $43,000 and $67,000 for the three and six months ended June 30, 2004. The increase in the net loss for the three and six months ended June 30, 2005 is largely due to income from discontinued operations in 2004. On December 16, 2003, Barrington Place Apartments was sold to a third party. During the three and six months ended June 30, 2004, the Partnership recognized income from discontinued operations of approximately $26,000 and $62,000 due to a reduction in the estimated costs related to the sale and a property tax refund.

The Partnership recognized losses from continuing operations for the three and six months ended June 30, 2005 of approximately $76,000 and $116,000 compared to losses from continuing operations of approximately $69,000 and $129,000 for the three and six months ended June 30, 2004. The decrease in loss from continuing operations for the six months ended June 30, 2005 is attributable to an increase in total revenues partially offset by an increase in total expenses. The increase in loss from continuing operations for the three months ended June 30, 2005 is attributable to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three and six months ended June 30, 2005 due to an increase in rental income partially offset by a decrease in other income. The increase in rental income for the three and six months ended June 30, 2005 is due to a decrease in bad debt expense. The increase in rental income for the six months ended June 30, 2005 is also due to an increase in occupancy partially offset by a decrease in the average rental rates at the Partnership's remaining property, Wood View Apartments. Other income decreased during the three and six months ended June 30, 2005 primarily due to a decrease in lease cancellation fees.

Total expenses increased for the three and six months ended June 30, 2005 due to an increase in operating expenses partially offset by a decrease in general and administrative and property tax expenses. The increase in operating expenses for the three and six months ended June 30, 2005 is due to an increase in property and insurance expenses. The increase in operating expenses for the six months ended June 30, 2005 is also due to an increase in maintenance and administrative expenses. The increase in operating expenses for the three months ended June 30, 2005 was partially offset by a decrease in maintenance expenses. The increase in property expense for the three and six months ended June 30, 2005 is primarily due to an increase in salaries and other related benefits. The increase in insurance expense for the three and six months ended June 30, 2005 is primarily due to a termite bond paid during the three months ended June 30, 2005. The increase in maintenance expense for the six months ended June 30, 2005 is primarily due to an increase in contract services. The increase in administrative expense for the six months ended June 30, 2005 is primarily due to a fee related to an appeal of the property taxes at Wood View Apartments. The decrease in property tax expense for the three and six months ended June 30, 2005 is primarily due to the appeal of the property tax assessment at Wood View Apartments. The decrease in maintenance expense for the three months ended June 30, 2005 is primarily due to the capitalization of certain direct and indirect payroll costs and a decrease in building improvements partially offset by an increase in contract services.

The decrease in general and administrative expense during the three and six months ended June 30, 2005 is primarily due to a decrease in asset management fees due to the termination of a third party asset management contract at the end of 2004. Included in general and administrative expense for the three and six months ended June 30, 2005 and 2004 are the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $73,000 compared to approximately $630,000 at June 30, 2004. The increase in cash and cash equivalents of approximately $19,000 since December 31, 2004 is due to approximately $268,000 of cash provided by operating activities partially offset by approximately $132,000 of cash used in financing activities and approximately $117,000 of cash used in investing activities. Cash used in financing activities consisted of the repayment of an advance from an affiliate of the Managing General Partner and payments of principal made on the mortgage encumbering the Partnership's investment property, partially offset by advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2005, the Partnership completed approximately $197,000 of capital expenditures at Wood View Apartments consisting primarily of floor covering and appliance replacements and other building improvements. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2005. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $5,083,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands except per unit data):


                 Six Months                    Six Months
                    Ended       Per Limited       Ended      Per Limited
                  June 30,      Partnership     June 30,     Partnership
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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,826 limited partnership units (the "Units") in the Partnership representing 49.12% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.12% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 12, 2005

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

Date: August 12, 2005

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


Date: August 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Fox Strategic Housing Income Partners (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.