Form 10QSB
period 2005-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2005-11-14
CIK 800080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                               September 30, 2005


Assets
   Cash and cash equivalents                                                 $ 44
   Receivables and deposits                                                     164
   Other assets                                                                 130
   Investment property:
       Land                                                  $ 1,981
       Buildings and related personal property                  9,268
                                                               11,249
       Less accumulated depreciation                           (5,496)        5,753
                                                                            $ 6,091
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Due to affiliates (Note B)                                                $ 814
   Tenant security deposits                                                      18
   Other liabilities                                                             60
   Mortgage note payable                                                      5,059

Partners' (Deficiency) Capital
   General partner                                             $ (33)
   Limited partners (26,111 units issued and
      outstanding)                                                173           140
                                                                            $ 6,091

         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2005         2004         2005        2004
Revenues:
  Rental income                          $ 321        $ 311        $ 970        $ 899
  Other income                               24           46           78          125
    Total revenues                          345          357        1,048        1,024

Expenses:
  Operating                                 198          159          529          423
  General and administrative                 27           37           81          124
  Depreciation                               98           95          291          284
  Interest                                   93           89          272          270
  Property taxes                             21           16           83           91
    Total expenses                          437          396        1,256        1,192

Loss from continuing operations             (92)         (39)        (208)        (168)
Income from discontinued
 operations (Note A)                         --           --           --           62

Net loss                                 $ (92)       $ (39)       $ (208)     $ (106)

Net loss allocated to general
  partner                                 $ (1)        $ (1)        $ (3)       $ (2)

Net loss allocated to limited
  partners                                  (91)         (38)        (205)        (104)

                                         $ (92)       $ (39)       $ (208)     $ (106)

Net loss per limited partnership
  unit                                  $ (3.48)     $ (1.46)     $ (7.85)     $ (3.98)

 Distributions per limited
  partnership unit                        $ --       $ 19.76        $ --       $193.10

         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        26,111       $ --       $26,111      $26,111

Partners' capital
   at December 31, 2004               26,111      $ (30)       $ 378        $ 348

Net loss for the nine months
   ended September 30, 2005               --          (3)        (205)        (208)

Partners' (deficiency) capital
   at September 30, 2005              26,111     $   (33)      $ 173        $ 140


         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2005         2004
Cash flows from operating activities:
  Net loss                                                       $ (208)      $ (106)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation                                                     291          284
   Amortization of loan costs                                        11           11
   Bad debt expense, net                                             30           79
   Change in accounts:
      Receivables and deposits                                       16         (173)
      Other assets                                                  (40)         (47)
      Accounts payable                                              (47)        (113)
      Tenant security deposit liabilities                            (5)          --
      Due to affiliates                                              44          (29)
      Other liabilities                                               2          (52)
          Net cash provided by (used in) operating
             activities                                              94         (146)

Cash flows used in investing activities:
  Property improvements and replacements                           (393)         (69)

Cash flows from financing activities:
  Advances from affiliates                                          483          124
  Repayments of advances from affiliates                           (124)          --
  Payments on mortgage notes payable                                (70)         (64)
  Distribution to partners                                           --       (5,197)

          Net cash provided by (used in) financing
             activities                                             289       (5,137)

Net decrease in cash and cash equivalents                           (10)      (5,352)

Cash and cash equivalents at beginning of period                     54        5,413

Cash and cash equivalents at end of period                        $ 44         $ 61

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 257        $ 259
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                        $ 8          $ --

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2005 are approximately $13,000 of improvements, which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                      FOX STRATEGIC HOUSING INCOME PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners VIII is the general partner of the Partnership. The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the Managing General Partner), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Certain  2004  balances  have  been   reclassified  to  conform  with  the  2005
presentation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying unaudited consolidated statements of operations for the nine months ended September 30, 2004 reflect the operations of Barrington Place Apartments as income from discontinued operations due to its sale in December 2003. During the nine months ended September 30, 2004 the Partnership recognized income from discontinued operations of approximately $62,000 due to a reduction in the estimated costs related to the sale and a property tax refund.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $52,000 and $49,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $39,000 and $75,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses. At September 30, 2005, approximately $55,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $124,000 for property taxes at Wood View Apartments during the nine months ended September 30, 2004. Interest was charged at the prime rate plus 2% (8.75% at September 30, 2005) and amounted to less than $1,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005 this advance and accrued interest was repaid to the Managing General Partner. During the nine months ended September 30, 2005 the Managing General Partner advanced the Partnership approximately $483,000 for operating expenses, real estate taxes and capital improvements at Wood View Apartments. Interest was charged at the prime rate plus 2% (8.75% at September 30, 2005) and interest expense amounted to approximately $4,000 for the nine months ended September 30, 2005. At September 30, 2005, the amount of outstanding loans and accrued interest was approximately $487,000 and is included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the nine months ended September 30, 2005 and 2004 because there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners' annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at September 30, 2005 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $20,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Wood View Apartments                          94%        92%
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

Results of Operations

The Partnership recognized net losses for the three and nine months ended September 30, 2005 of approximately $92,000 and $208,000 compared to net losses of approximately $39,000 and $106,000 for the three and nine months ended
September  30,  2004.  The  increase in the net loss for the nine  months  ended
September 30, 2005 is largely due to income from discontinued operations in 2004. On December 16, 2003, Barrington Place Apartments was sold to a third party. During the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of approximately $62,000 due to a reduction in the estimated costs related to the sale and a property tax refund.

The Partnership recognized losses from continuing operations for the three and nine months ended September 30, 2005 of approximately $92,000 and $208,000 compared to losses from continuing operations of approximately $39,000 and $168,000 for the three and nine months ended September 30, 2004. The increase in loss from continuing operations for the nine months ended September 30, 2005 is attributable to an increase in total expenses partially offset by an increase in total revenues. The increase in loss from continuing operations for the three months ended September 30, 2005 is attributable to an increase in total expenses and a decrease in total revenues.

Total expenses increased for the three and nine months ended September 30, 2005 due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. The increase in total expenses for the three months ended September 30, 2005 is also due to an increase in property tax expenses. The increase in operating expenses for the three and nine months ended September 30, 2005 is primarily due to increases in property and maintenance expenses. The increase in operating expenses for the nine months ended September 30, 2005 is also due to an increase in insurance expense. The increase in property expense for the three and nine months ended September 30, 2005 is primarily due to an increase in salaries and other related benefits and utility expenses. The increase in maintenance expense for the three and nine months ended September 30, 2005 is primarily due to an increase in contract services partially offset by an increase of capitalization of certain payroll costs. The increase in insurance expense for the nine months ended September 30, 2005 is primarily due to a termite bond paid during the nine months ended September 30, 2005. The increase in property tax expense for the three months ended September 30, 2005 is primarily due to the timing of the receipt of the tax bills, which affected the recording of the true up between the estimated property tax expense and the actual expense at both September 30, 2005 and 2004.

The decrease in general and administrative expense during the three and nine months ended September 30, 2005 is primarily due to a decrease in asset management fees due to the termination of a third party asset management contract at the end of 2004. Included in general and administrative expense for the three and nine months ended September 30, 2005 and 2004 are the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the nine months ended September 30, 2005 due to an increase in rental income partially offset by a decrease in other income. The decrease in total revenues for the three months ended September 30, 2005 is due to a decrease in other income partially offset by an increase in rental income. The increase in rental income for the nine months ended September 30, 2005 is due to an increase in occupancy and a decrease in bad debt expense. The increase in rental income for the three months ended September 30, 2005 is due to an increase in average rental rates and a decrease in bad debt expense. Additionally, there was an increase in occupancy at the Partnership's property during the three months ended September 30, 2004 and no such increase during the three months ended September 30, 2005, which partially offset the increase in rental income for the three months ended September 30, 2005. Other income decreased during the three and nine months ended September 30, 2005 primarily due to a decrease in lease cancellation fees, late charges and cleaning and damage fees partially offset by an increase in utility reimbursements.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $44,000 compared to approximately $61,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $10,000 since December 31, 2004 is due to approximately $393,000 of cash used in investing activities partially offset by approximately $289,000 and $94,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by the repayment of an advance from an affiliate of the Managing General Partner and payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $388,000 of capital expenditures at Wood View Apartments consisting primarily of floor covering and appliance replacements, major landscaping, wall covering replacements and other building improvements. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2005. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $124,000 for property taxes at Wood View Apartments during the nine months ended September 30, 2004. Interest was charged at the prime rate plus 2% (8.75% at September 30, 2005) and amounted to less than $1,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005 this advance and accrued interest was repaid to the Managing General Partner. During the nine months ended September 30, 2005 the Managing General Partner advanced the Partnership approximately $483,000 for operating expenses, real estate taxes and capital improvements at Wood View Apartments. Interest was charged at the prime rate plus 2% (8.75% at September 30, 2005) and interest expense amounted to approximately $4,000 for the nine months ended September 30, 2005. At September 30, 2005, the amount of outstanding loans and accrued interest was approximately $487,000 and is included in due to affiliates.

Other than the advances discussed above, the Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $5,059,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands except per unit data):

                Nine Months                    Nine Months
                   Ended        Per Limited       Ended       Per Limited
               September 30,    Partnership   September 30,   Partnership
                   2005            Unit            2004          Unit

Sale (1)        $    --          $    --         $5,197        $193.10

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,111 limited partnership units (the "Units") in the Partnership representing 50.21% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.21% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

Date: November 14, 2005

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


Date: November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Fox Strategic Housing Income Partners (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.