Form 10QSB
period 2006-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2006-05-12
CIK 800080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

CONSOLIDATED BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 116
Receivables and deposits		89
Other assets		97
Investment property:
Land	$ 1,981
Buildings and related personal property	9,432
	11,413
Less accumulated depreciation	(5,708)	5,705
		$ 6,007
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 87
Tenant security deposit liabilities		20
Due to affiliates (Note B)		873
Accrued property taxes		30
Other liabilities		47
Mortgage note payable		5,011

Partners' Deficit
General partner	$ (35)
Limited partners (26,111 units issued and
outstanding)	(26)	(61)
		$ 6,007

See Accompanying Notes to Consolidated Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months ended
	March 31,
	2006	2005

Revenues:
Rental income	$ 315	$ 330
Other income	29	27
Total revenues	344	357

Expenses:
Operating	181	162
General and administrative	23	20
Depreciation	107	97
Interest	101	90
Property taxes	30	28
Total expenses	442	397

Net loss	$ (98)	$ (40)

Net loss allocated to general partner (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(97)	(39)
	$ (98)	$ (40)

Net loss per limited partnership unit	$ (3.71)	$ (1.49)

See Accompanying Notes to Consolidated Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' (deficiency) capital
at December 31, 2005	26,111	$ (34)	$ 71	$ 37

Net loss for the three months
ended March 31, 2006	--	(1)	(97)	(98)

Partners' deficit
at March 31, 2006	26,111	$ (35)	$ (26)	$ (61)

See Accompanying Notes to Consolidated Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (98)	$ (40)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	107	97
Amortization of loan costs	4	4
Bad debt expense, net	10	11
Change in accounts:
Receivables and deposits	(10)	73
Other assets	(11)	(9)
Accounts payable	19	17
Tenant security deposit liabilities	1	(2)
Accrued property taxes	30	34
Due to affiliate	1	14
Other liabilities	(2)	(9)
Net cash provided by operating activities	51	190

Cash flows used in investing activities:
Property improvements and replacements	(35)	(38)

Cash flows from financing activities:
Payments on mortgage notes payable	(24)	(23)
Advances from affiliates	40	--
Repayment of advances from affiliates	(13)	(124)
Net cash provided by (used in) financing
activities	3	(147)

Net increase in cash and cash equivalents	19	5

Cash and cash equivalents at beginning of period	97	54

Cash and cash equivalents at end of period	$ 116	$ 59

Supplemental disclosure of cash flow activity:
Cash paid for interest	$ 107	$ 88
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 39	$ 14

Included in property improvements and replacements for the three months ended March 31, 2006 are approximately $23,000 of improvements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII is the general partner of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the Managing General Partner), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing  general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $17,000 and $18,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $10,000 and $15,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses.  At March 31, 2006, approximately $81,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $40,000 for operating expenses at Wood View Apartments during the three months ended March 31, 2006. Interest was charged at the prime rate plus 2% (9.75% at March 31, 2006) and interest expense amounted to approximately $12,000 for the three months ended March 31, 2006.  During the three months ended March 31, 2006 the Partnership made payments on the outstanding loans and accrued interest of approximately $36,000. During the year ended December 31, 2004 the Managing General Partner advanced the Partnership approximately $124,000 for property taxes at Wood View Apartments. Interest amounted to approximately $1,000 for the three months ended March 31, 2005.  During the three months ended March 31, 2005 this advance and accrued interest was repaid to the Managing General Partner. There were no advances to the Partnership during the three months ended March 31, 2005. At March 31, 2006, the amount of the outstanding loans and accrued interest was approximately $520,000 and is included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the three months ended March 31, 2006 and 2005 because there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at March 31, 2006 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $29,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $22,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Wood View Apartments	90%	95%
Atlanta, Georgia

The Managing General Partner attributes the decrease in occupancy at Wood View Apartments to competition and demand in the local area.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized a net loss for the three months ended March 31, 2006 of approximately $98,000 compared to a net loss of approximately $40,000 for the three months ended March 31, 2005. The increase in the net loss for the three months ended March 31, 2006 is attributable to an increase in total expenses and, to a lesser extent, a decrease in total revenues.

Total expenses increased for the three months ended March 31, 2006 due to increases in operating, depreciation and interest expenses.  Operating expenses increased primarily due to an increase in property expenses partially offset by a decrease in maintenance expenses.  Property expense increased primarily due to an increase in salaries and other related benefits and utilities at Wood View Apartments. Maintenance expense decreased primarily due to a decrease in building repairs and maintenance and contract services. Depreciation expense increased due to property improvements placed into service during the past twelve months. Interest expense increased due to an increase in advances received from an affiliate of the Managing General Partner and an increase in the interest rate on such advances, partially offset by scheduled principal payments on the mortgage encumbering the investment property, which reduced the carrying balance of the loan.

Included in general and administrative expense for the three months ended March 31, 2006 and 2005 are the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the three months ended March 31, 2006 due to a decrease in rental income. Rental income decreased due to a decrease in occupancy at the Partnership’s property, Wood View Apartments.  Other income remained comparable for the three month periods.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $116,000 compared to approximately $59,000 at March 31, 2005. The increase in cash and cash equivalents of approximately $19,000 since December 31, 2005 is due to approximately $51,000 of cash provided by operating activities and approximately $3,000 of cash provided by financing activities, partially offset by approximately $35,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by the repayment of advances from an affiliate of the Managing General Partner and payments of principal made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2006, the Partnership completed approximately $51,000 of capital improvements at Wood View Apartments consisting primarily of floor covering and balcony replacements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $40,000 for operating expenses at Wood View Apartments during the three months ended March 31, 2006. Interest was charged at the prime rate plus 2% (9.75% at March 31, 2006) and interest expense amounted to approximately $12,000 for the three months ended March 31, 2006.  During the three months ended March 31, 2006 the Partnership made payments on the outstanding loans and accrued interest of approximately $36,000. During the year ended December 31, 2004 the Managing General Partner advanced the Partnership approximately $124,000 for property taxes at Wood View Apartments. Interest amounted to approximately $1,000 for the three months ended March 31, 2005.  During the three months ended March 31, 2005 this advance and accrued interest was repaid to the Managing General Partner. There were no advances to the Partnership during the three months ended March 31, 2005. At March 31, 2006, the amount of the outstanding loans and accrued interest was approximately $520,000 and is included in due to affiliates.

Other than the advances discussed above, the Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $5,011,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date.  If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,131 limited partnership units (the "Units") in the Partnership representing 50.29% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 50.29% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

FOX STRATEGIC HOUSING INCOME PARTNERS

Exhibit

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Fox Strategic Housing Income Partners (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.