Form 10QSB
period 2006-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2006-11-13
CIK 800080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

CONSOLIDATED BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 162
Receivables and deposits		87
Other assets		76
Investment property:
Land	$ 1,981
Buildings and related personal property	9,524
	11,505
Less accumulated depreciation	(5,924)	5,581
		$ 5,906
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 98
Tenant security deposits		22
Due to affiliates (Note B)		985
Other liabilities		58
Mortgage note payable		4,961

Partners' Deficit
General partner	$ (37)
Limited partners (26,111 units issued and
outstanding)	(181)	(218)
		$ 5,906

See Accompanying Notes to Consolidated Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 331	$ 321	$ 973	$ 970
Other income	34	24	88	78
Total revenues	365	345	1,061	1,048

Expenses:
Operating	164	198	530	529
General and administrative	26	27	73	81
Depreciation	107	98	323	291
Interest	101	93	301	272
Property taxes	30	21	89	83
Total expenses	428	437	1,316	1,256

Net loss	$ (63)	$ (92)	$ (255)	$ (208)

Net loss allocated to general
partner	$ (1)	$ (1)	$ (3)	$ (3)

Net loss allocated to limited
partners	(62)	(91)	(252)	(205)

	$ (63)	$ (92)	$ (255)	$ (208)

Net loss per limited partnership
unit	$ (2.37)	$ (3.48)	$ (9.65)	$ (7.85)

See Accompanying Notes to Consolidated Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' (deficiency) capital
at December 31, 2005	26,111	$ (34)	$ 71	$ 37

Net loss for the nine months
ended September 30, 2006	--	(3)	(252)	(255)

Partners' deficit
at September 30, 2006	26,111	$ (37)	$ (181)	$ (218)

See Accompanying Notes to Consolidated Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (255)	$ (208)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	323	291
Amortization of loan costs	11	11
Bad debt expense	20	30
Change in accounts:
Receivables and deposits	(18)	16
Other assets	3	(40)
Accounts payable	31	(47)
Tenant security deposits	3	(5)
Due to affiliates	42	44
Other liabilities	9	2
Net cash provided by operating activities	169	94

Cash flows used in investing activities:
Property improvements and replacements	(128)	(393)

Cash flows from financing activities:
Advances from affiliate	118	483
Payments on advances from affiliate	(20)	(124)
Payments on mortgage note payable	(74)	(70)
Net cash provided by financing activities	24	289

Net increase (decrease) in cash and cash equivalents	65	(10)

Cash and cash equivalents at beginning of period	97	54

Cash and cash equivalents at end of period	$ 162	$ 44

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 281	$ 257
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 38	$ 8

Included in property improvements and replacements for the nine months ended September 30, 2006 and 2005 are approximately $23,000 and $13,000, respectively, of improvements which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Consolidated Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII is the general partner (the “General Partner”) of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the “Managing General Partner”), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $52,000 for each of the nine months ended September 30, 2006 and 2005, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $29,000 and $37,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses.  At September 30, 2006, approximately $104,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $118,000 and $483,000 for operating expenses, real estate taxes and capital improvements at Wood View Apartments during the nine months ended September 30, 2006 and 2005, respectively. Interest is charged at the prime rate plus 2% (10.25% at September 30, 2006) and interest expense amounted to approximately $39,000 and $4,000 for the nine months ended September 30, 2006 and 2005, respectively.  During the nine months ended September 30, 2006 and 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $51,000 and $125,000, respectively. At September 30, 2006, the amount of the outstanding loans and accrued interest was approximately $609,000 and is included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the nine months ended September 30, 2006 and 2005 because there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at September 30, 2006 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $36,000 and $22,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2006 and 2005:

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

Results of Operations

The Partnership recognized net losses for the three and nine months ended September 30, 2006 of approximately $63,000 and $255,000, respectively, compared to net losses of approximately $92,000 and $208,000 for the three and nine months ended September 30, 2005, respectively.  The decrease in net loss for the three months ended September 30, 2006 is due to an increase in total revenues and a decrease in total expenses. The increase in net loss for the nine months ended September 30, 2006 is due to an increase in total expenses, partially offset by an increase in total revenues.

The increase in total revenues for the three months ended September 30, 2006 is due to increases in both rental and other income. The increase in total revenues for the nine months ended September 30, 2006 is due to an increase in other income. Rental income remained relatively constant for the nine months ended September 30, 2006. The increase in rental income for the three months ended September 30, 2006 is due to an increase in the average rental rate and reduced bad debt expense, partially offset by a decrease in occupancy at Wood View Apartments. The increase in other income for the three months ended September 30, 2006 is primarily due to an increase in late charges at the property. The increase in other income for the nine months ended September 30, 2006 is due to an increase in resident utility reimbursements at Wood View Apartments.

Total expenses decreased for the three months ended September 30, 2006 due to a decrease in operating expenses, partially offset by increases in depreciation, interest and property tax expenses. General and administrative expense remained relatively constant for the three months ended September 30, 2006.  The increase in total expenses for the nine months ended September 30, 2006 is due to increases in depreciation, interest and property tax expenses, partially offset by a decrease in general and administrative expenses. Operating expenses remained relatively constant for the nine months ended September 30, 2006. The decrease in operating expenses for the three months ended September 30, 2006 is primarily due to decreases in advertising expense, salaries and other related benefits, repairs and maintenance and contract services at the Partnership’s investment property. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months. Interest expense increased for both periods primarily due to an increase in interest on advances received from an affiliate of the Managing General Partner, partially offset by scheduled principal payments on the mortgage encumbering the investment property, which reduced the carrying balance of the loan. Property tax expense increased for both periods due to an adjustment recorded during the third quarter of 2005 to reflect a decrease in the assessed value of the property.

The decrease in general and administrative expenses for the nine months ended September 30, 2006 is primarily due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $162,000, compared to approximately $44,000 at September 30, 2005.  Cash and cash equivalents increased approximately $65,000, from December 31, 2005, due to approximately $169,000 and $24,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $128,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property and payments on advances from an affiliated of the Managing General Partner.  Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2006, the Partnership completed approximately $143,000 of capital improvements at Wood View Apartments, consisting primarily of balcony upgrades, interior improvements and floor covering replacement.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $118,000 and $483,000 for operating expenses, real estate taxes and capital improvements at Wood View Apartments during the nine months ended September 30, 2006 and 2005, respectively. Interest is charged at the prime rate plus 2% (10.25% at September 30, 2006) and interest expense amounted to approximately $39,000 and $4,000 for the nine months ended September 30, 2006 and 2005, respectively.  During the nine months ended September 30, 2006 and 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $51,000 and $125,000, respectively. At September 30, 2006, the amount of the outstanding loans and accrued interest was approximately $609,000 and is included in due to affiliates.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $4,961,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date.  If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,146 limited partnership units (the "Units") in the Partnership representing 50.35% of the outstanding Units at September 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 50.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

Other Information

None.

ITEM 6.

Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

*Filed as Exhibits 10.1, 10.2 and 10.6, respectively, to Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998 and incorporated herein by reference.

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

Date: November 13, 2006

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

Date: November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Fox Strategic Housing Income Partners (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.