Form 10KSB
period 2006-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2007-03-16
CIK 800080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,454,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") is a publicly-held limited partnership organized in June 1984, under the Uniform Limited Partnership Act of the California Corporations Code.  Fox Partners VIII, a California general partnership, is the general partner (the “General Partner”) of the Partnership.  Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of Fox Partners VIII.  The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated earlier in accordance with the terms of the Partnership Agreement.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Wood View Apartments	$11,586	$ 6,022	5-30 yrs	S/L	$ 5,026

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Wood View Apartments	$ 4,936	6.64%	30 years	8/1/08	$ 4,774

(1)

Fixed rate mortgage.

(2)

See “Note B – Mortgage Note Payable” to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Wood View Apartments	$ 8,106	$ 7,896	93%	93%

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

Real Estate Tax and Rate

Real estate taxes and rate in 2006 for the property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)

Wood View Apartments	$ 100	2.53%

Capital Improvements

During the year ended December 31, 2006, the Partnership completed approximately $131,000 of capital improvements at Wood View Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $9,000. Additional improvements of approximately $106,000 consisted primarily of interior improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds and advances received from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in July 2007 at a total cost of approximately $3,700,000. The redevelopment is expected to consist of clubhouse renovations, major landscaping, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. Certain other routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner. Due to the extent of the redevelopment project planned at the property, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

On December 19, 2006, the Partnership filed an information statement notifying holders of limited partnership units that AIMCO and its affiliates, owning 13,146 limited partnership units, or approximately 50.35% of total outstanding limited partnership units, agreed to amend the Partnership Agreement. The amendment would explicitly permit the Managing General Partner and its affiliates to provide services to the Partnership in connection with the redevelopment of the Partnership’s investment property, and to receive fees or other compensation for such services, provided that any such compensation shall not exceed an amount which is competitive in price and terms with non-affiliated parties rendering comparable services. An affiliate of the Managing General Partner is to receive a $25,000 redevelopment planning fee and a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $148,000 based on current estimated redevelopment costs.

On January 8, 2007, the written consent expired pursuant to its terms.  The amendment to the Partnership Agreement was executed on January 9, 2007 and the redevelopment planning and supervision fees will be paid.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership offered and sold 26,111 Limited Partnership Units (the “Units”) aggregating $26,111,000.  As of December 31, 2006, there were 712 holders of record owning an aggregate of 26,111 Units.  Affiliates of the Managing General Partner owned 13,670 Units or 52.35% as of December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions to the partners during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2007 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information related to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,670 Units in the Partnership representing 52.35% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the

Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized net losses of approximately $308,000 and $311,000 for the years ended December 31, 2006 and 2005, respectively.  Net loss remained relatively constant, as an increase in total revenues was substantially offset by an increase in total expenses. The increase in total revenues is due to increases in both rental and other income and the recognition of a casualty gain during 2006.  Rental income increased primarily due to an increase in the average rental rate and reduced bad debt expense at Wood View Apartments. The increase in other income is primarily due to an increase in resident utility reimbursements, partially offset by a decrease in lease cancellation fees at Wood View Apartments.

In July 2006, there was a fire at Wood View Apartments, causing damage to one unit. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $5,000 as a result of the receipt of insurance proceeds offset by the write-off of the undepreciated damaged asset of approximately $4,000.

Total expenses increased due to increases in operating, depreciation and interest expenses, partially offset by decreases in general and administrative and property tax expenses. The increase in operating expenses is primarily due to an increase in utility expenses, partially offset by decreases in advertising and contract maintenance expenses at the Partnership’s investment property. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months. Interest expense increased primarily due to an increase in interest on advances received from an affiliate of the Managing General Partner, partially offset by scheduled principal payments made on the mortgage encumbering the property, which reduced the carrying balance of the loan, and interest capitalized as a result of the redevelopment project at Wood View Apartments (as discussed below). The decrease in property tax expense is due to a decrease in the tax rate, partially offset by an increase in the assessed value of the property. The decrease in general and administrative expenses is primarily due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In November 2006, the Managing General Partner began a major redevelopment project at Wood View Apartments.  The property has had difficulty staying competitive and needs to be updated.  Therefore, in an effort to become competitive in the Atlanta area, a significant redevelopment project has been started.  Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in July 2007 at a total cost of approximately $3,700,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2006, approximately $9,000 of interest was capitalized.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $150,000, compared to approximately $97,000 at December 31, 2005. The increase in cash and cash equivalents of approximately $53,000 is due to approximately $291,000 of cash provided by operating activities, partially offset by approximately $237,000 and $1,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership’s investment property and payments on advances from an affiliate of the Managing General Partner, partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in July 2007 at a total cost of approximately $3,700,000. The redevelopment is expected to consist of clubhouse renovations, major landscaping, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. Certain other routine capital expenditures are anticipated during 2007. The capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner. Due to the extent of the redevelopment project planned at the property, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $118,000 and $488,000 to fund operating expenses, real estate taxes and capital improvements at Wood View Apartments during the years ended December 31, 2006 and 2005, respectively.  Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense amounted to approximately $55,000 and $16,000, respectively, for the years ended December 31, 2006 and 2005.    During the years ended December 31 2006 and 2005, the Partnership made payments on outstanding advances and accrued interest of approximately $51,000 and $126,000 respectively.  At December 31, 2006, the amount of outstanding advances and accrued interest was approximately $625,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. Subsequent to December 31, 2006, an affiliate of the Managing General Partner advanced approximately $1,268,000 to fund the redevelopment project at Wood View Apartments.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $4,936,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date.  If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,670 Units in the Partnership representing 52.35% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and consolidated financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Fox Strategic Housing Income Partners

We have audited the accompanying consolidated balance sheet of Fox Strategic Housing Income Partners as of December 31, 2006, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Strategic Housing Income Partners at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

FOX STRATEGIC HOUSING INCOME PARTNERS
CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 150
Receivables and deposits		58
Other assets		49
Investment property (Notes B and F):
Land	$ 1,981
Buildings and related personal property	9,605
	11,586
Less accumulated depreciation	(6,022)	5,564
		$ 5,821
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 56
Tenant security deposit liabilities		21
Due to affiliates (Note D)		1,014
Other liabilities		65
Mortgage note payable (Note B)		4,936

Partners' (Deficiency) Capital
General partner	$ (573)
Limited partners (26,111 units issued and
outstanding)	302	(271)
		$ 5,821

See Accompanying Notes to Consolidated Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 1,329	$ 1,278
Other income	120	104
Casualty gain (Note E)	5	--
Total revenues	1,454	1,382

Expenses:
Operating	728	710
General and administrative	103	109
Depreciation	430	396
Interest	400	372
Property taxes	101	106
Total expenses	1,762	1,693

Net loss (Note C)	$ (308)	$ (311)

Net loss allocated to general partner	$ (308)	$ (235)
Net loss allocated to limited partners	--	(76)
Net loss	$ (308)	$ (311)

Net loss per limited partnership unit	$ --	$ (2.91)

See Accompanying Notes to Consolidated Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' (deficiency) capital at
December 31, 2004	26,111	$ (30)	$ 378	$ 348

Net loss for the year ended
December 31, 2005 (Note A)	--	(235)	(76)	(311)

Partners' (deficiency) capital at
December 31, 2005	26,111	(265)	302	37

Net loss for the year ended
December 31, 2006	--	(308)	--	(308)

Partners' (deficiency) capital at
December 31, 2006	26,111	$ (573)	$ 302	$ (271)

See Accompanying Notes to Consolidated Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (308)	$ (311)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	430	396
Amortization of loan costs	15	15
Casualty gain	(5)	--
Bad debt expense	25	42
Change in accounts:
Receivables and deposits	6	79
Other assets	26	(4)
Accounts payable	13	(10)
Tenant security deposit liabilities	2	(4)
Due to affiliates	71	70
Other liabilities	16	(9)
Net cash provided by operating activities	291	264

Cash flows from investing activities:
Insurance proceeds received	9	--
Property improvements and replacements	(246)	(491)
Net cash used in investing activities	(237)	(491)

Cash flows from financing activities:
Advances from affiliate	118	488
Payments on advances from affiliate	(20)	(124)
Payments on mortgage note payable	(99)	(94)
Net cash (used in) provided by financing activities	(1)	270

Net increase in cash and cash equivalents	53	43
Cash and cash equivalents at beginning of year	97	54
Cash and cash equivalents at end of year	$ 150	$ 97
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 354	$ 341
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 14	$ 23

See Accompanying Notes to Consolidated Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

Notes To Consolidated Financial Statements

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") is a limited partnership organized under the laws of the State of California to operate and hold income-producing properties. The Partnership currently owns one apartment complex, located in Atlanta, Georgia. Fox Partners VIII, a California general partnership, is the general partner (the “General Partner”) of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership.  The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated earlier in accordance with the terms of the Partnership Agreement.  The Partnership was organized in 1984 and commenced operations in 1987.  The capital contributions of $26,111,000 ($1,000 per unit) were made by the limited partners including one limited partnership unit purchased by an affiliate of FCMC.

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

In accordance with the Partnership Agreement, the Partnership’s net income in any year is allocated 20% to the general partner and 80% to the limited partners until the general partner is allocated 2.0408% of the total Original Invested Capital or approximately $533,000. For the year ended December 31, 2005, the Partnership’s net loss was allocated 2% to the general partner and 98% to the limited partners until cumulative income allocated to the limited partners equaled the limited partners receipt of a return of 8% on their original invested capital. The remaining unallocated loss in 2005 was previously allocated 1% to the general partner and 99% to the limited partners, but has been reclassified in 2006 to allocate 100% to the general partner and 0% to the limited partners. For the year ended December 31, 2006, the Partnership’s net loss was allocated 100% to the general partner and 0% to the limited partners. In addition, two percent of cash distributions were allocated to the general partner.

Fair Value of Financial Instruments:  Statement of Financial Accounting Standards (“SFAS”) No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt approximates its carrying balance.

Investment Property:  Investment property consists of one apartment complex and is stated at cost. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the year ended December 31, 2006, the Partnership capitalized interest of approximately $9,000. The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the year ended December 31, 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $136,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs:  At December 31, 2006, loan costs of approximately $153,000, less accumulated amortization of approximately $127,000, are included in other assets.  The loan costs are amortized over the term of the related loan agreement. Amortization expense for each of the years ended December 31, 2006 and 2005 was approximately $15,000. Amortization expense, which is included in interest expense, is expected to be approximately $15,000 for 2007 and approximately $11,000 for 2008.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Tenant Security Deposits:  The Partnership requires security deposits from lessees for the duration of the lease.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Advertising:  The Partnership expenses the costs of advertising as incurred.  Advertising expense of approximately $21,000 and $47,000 for the years ended December 31, 2006 and 2005, respectively, were charged to operating expense.

Use of Estimates:  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Note Payable

The principal terms of mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Wood View Apartments	$ 4,936	$ 36	6.64%	08/01/08	$ 4,774

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property.  The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 97
2008	4,839
$4,936

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of net loss as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	2006	2005

Net loss as reported	$ (308)	$ (311)
Deduct:
Depreciation differences	(22)	(49)
Other	(22)	(32)
Federal taxable loss	$ (352)	$ (392)

Federal taxable loss per
limited partnership unit	$ --	$ (2.52)

For 2006 and 2005, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$ (271)
Land and buildings	36
Accumulated depreciation	(502)
Syndication and distribution costs	757
Other	59
Net assets - Federal tax basis	$ 79

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $72,000 and $68,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $70,000 and $49,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property.

In connection with the redevelopment project (as discussed in “Note F”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $148,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $30,000 in redevelopment supervision fees during the year ended December 31, 2006, which is included in investment property.  At December 31, 2006, approximately $117,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the years ended December 31, 2006 and 2005 because there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at December 31, 2006 amounted to approximately $272,000 and are included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $118,000 and $488,000 to fund operating expenses, real estate taxes and capital improvements at Wood View Apartments during the years ended December 31, 2006 and 2005, respectively.  Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006).

Interest expense amounted to approximately $55,000 and $16,000, respectively, for the years ended December 31, 2006 and 2005.    During the years ended December 31 2006 and 2005, the Partnership made payments on outstanding advances and accrued interest of approximately $51,000 and $126,000 respectively.  At December 31, 2006, the amount of outstanding advances and accrued interest was approximately $625,000 and is included in due to affiliates.  Subsequent to December 31, 2006, an affiliate of the Managing General Partner advanced approximately $1,268,000 to fund the redevelopment project at Wood View Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $36,000 and $22,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,670 limited partnership units (the “Units”) in the Partnership representing 52.35% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the General Partner.

Note E – Casualty Event

In July 2006, there was a fire at Wood View Apartments, causing damage to one unit. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $5,000 as a result of the receipt of insurance proceeds offset by the write-off of the undepreciated damaged asset of approximately $4,000.

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Wood View Apartments	$ 4,936	$ 1,981	$ 7,366	$ 2,239

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
			(in thousands)
Wood View Apartments	$ 1,981	$ 9,605	$11,586	$ 6,022	1982	09/87	5-30 yrs

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in July 2007 at a total cost of approximately $3,700,000. The redevelopment is expected to consist of clubhouse renovations, major landscaping, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2006, approximately $9,000 of interest was capitalized.

Reconciliation of "investment property and accumulated depreciation" (in thousands):

	Years Ended December 31,
	2006	2005

Investment Property
Balance at beginning of year	$11,362	$10,861
Property improvements	237	501

Disposal of property	(13)	--
Balance at end of year	$11,586	$11,362

Accumulated Depreciation
Balance at beginning of year	$ 5,601	$ 5,205
Additions charged to expense	430	396
Disposal of property	(9)	--
Balance at end of year	$ 6,022	$ 5,601

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $11,550,000 and $11,366,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $6,524,000 and $6,072,000, respectively.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors and Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The general partner of Fox Strategic Housing Income Partners (the “Partnership” or the “Registrant”) is Fox Partners VIII (the “General Partner”). The general partners of Fox Partners VIII are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner”) and Fox Realty Investors (“FRI”).  The names and ages of, as well as the position and offices held by, the present officers and directors of the Managing General Partner are set forth below.  There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibly for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2006.

Entity	Number of Units	Percentage

IPLP Acquisition I LLC ("IPLP LLC")
(an affiliate of AIMCO)	3,919	15.01%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	213	0.81%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	9,538	36.53%

IPLP Acquisition I LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of FCMC owns any Units of the Partnership of record or beneficially.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $72,000 and $68,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $70,000 and $49,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property on the consolidated financial statements included in “Item 7. Financial Statements”.  In connection with the redevelopment project (as discussed in “Note F” to the consolidated financial statements included in “Item 7. Financial Statements”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $148,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $30,000 in redevelopment supervision fees during the year ended December 31, 2006, which is included in investment property. At December 31, 2006, approximately $117,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the years ended December 31, 2006 and 2005 because there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at December 31, 2006 amounted to approximately $272,000 and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $118,000 and $488,000 to fund operating expenses, real estate taxes and capital improvements at Wood View Apartments during the years ended December 31, 2006 and 2005, respectively.  Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense amounted to approximately $55,000 and $16,000, respectively, for the years ended December 31, 2006 and 2005.    During the years ended December 31 2006 and 2005, the Partnership made payments on outstanding advances and accrued interest of approximately $51,000 and $126,000 respectively.  At December 31, 2006, the amount of outstanding advances and accrued interest was approximately $625,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.  Subsequent to December 31, 2006, an affiliate of the Managing General Partner advanced approximately $1,268,000 to fund the redevelopment project at Wood View Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $36,000 and $22,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,670 Units in the Partnership representing 52.35% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the General Partner.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees. Fees for audit services totaled approximately $32,000 and $28,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $7,000 and $6,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 16, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 16, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 16, 2007
Stephen B. Waters

FOX STRATEGIC HOUSING INCOME PARTNERS

EXHIBIT INDEX

EXHIBIT

DESCRIPTION OF EXHIBIT

3.1

Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated March 24, 1987, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 33-8481).

3.2

Amendment to the Amended and Restated Limited Partnership Agreement.

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

*Filed as Exhibits 10.1, 10.2 and 10.6, respectively, to Quarterly Report on Form 10-QSB - filed on November 12, 1998 and incorporated herein by reference.

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

Date: March 16, 2007

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

Date: March 16, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Fox Strategic Housing Income Partners (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 16, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.