Form 10QSB
period 2007-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2007-05-15
CIK 800080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 72
Receivables and deposits		91
Other assets		85
Investment property:
Land	$ 1,981
Buildings and related personal property	11,840
	13,821
Less accumulated depreciation	(6,124)	7,697
		$ 7,945
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 858
Tenant security deposit liabilities		22
Due to affiliates (Note B)		2,378
Accrued property taxes		34
Other liabilities		62
Mortgage note payable		4,910

Partners' (Deficiency) Capital
General partner	$ (573)
Limited partners (26,111 units issued and
outstanding)	254	(319)
		$ 7,945

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months ended
	March 31,
	2007	2006

Revenues:
Rental income	$ 353	$ 315
Other income	36	29
Total revenues	389	344

Expenses:
Operating	175	181
General and administrative	29	23
Depreciation	102	107
Interest	97	101
Property taxes	34	30
Total expenses	437	442

Net loss	$ (48)	$ (98)

Net loss allocated to general partner	$ --	$ (98)
Net loss allocated to limited partners	(48)	--
	$ (48)	$ (98)

Net loss per limited partnership unit	$ (1.84)	$ --

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' (deficiency) capital
at December 31, 2006	26,111	$ (573)	$ 302	$ (271)

Net loss for the three months
ended March 31, 2007	--	--	(48)	(48)

Partners' (deficiency) capital
at March 31, 2007	26,111	$ (573)	$ 254	$ (319)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (48)	$ (98)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	102	107
Amortization of loan costs	4	4
Bad debt expense	4	10
Change in accounts:
Receivables and deposits	(37)	(10)
Other assets	(40)	(11)
Accounts payable	79	19
Tenant security deposit liabilities	1	1
Accrued property taxes	34	30
Other liabilities	(3)	(2)
Due to affiliates	45	1
Net cash provided by operating activities	141	51

Cash flows used in investing activities:
Property improvements and replacements	(1,512)	(35)

Cash flows from financing activities:
Payments on mortgage note payable	(26)	(24)
Advances from affiliate	1,319	40
Repayment of advances from affiliate	--	(13)
Net cash provided by financing activities	1,293	3

Net (decrease) increase in cash and cash equivalents	(78)	19

Cash and cash equivalents at beginning of period	150	97

Cash and cash equivalents at end of period	$ 72	$ 116

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 60	$ 107
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 737	$ 39

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 are approximately $14,000 and $23,000 of improvements, respectively, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII (the “General Partner”) is the general partner of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the “Managing General Partner”), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $19,000 and $17,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $12,000 and $10,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses.  In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $385,000 based on current estimated redevelopment costs. During the three months ended March 31, 2007, the Partnership was charged approximately $62,000 in redevelopment supervision fees, which is included in investment property. At March 31, 2007, approximately $132,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $1,319,000 and $40,000 to fund the redevelopment project and operating expenses at Wood View Apartments during the three months ended March 31, 2007 and 2006, respectively.  Interest is charged at the prime rate plus 2% (10.25% at March 31, 2007), and interest expense amounted to approximately $30,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2006, the Partnership made payments on the outstanding advances and accrued interest of approximately $36,000.  No such payments were made during the three months ended March 31, 2007.  At March 31, 2007, the amount of the outstanding advances and accrued interest was approximately $1,974,000 and is included in due to affiliates.  Subsequent to March 31, 2007, an affiliate of the Managing General Partner advanced the Partnership approximately $863,000 to fund the redevelopment project and operating expenses at Wood View Apartments.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the three months ended March 31, 2007 and 2006 as there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at March 31, 2007 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $44,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Redevelopment of Property

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Subsequent to March 31, 2007, the Managing General Partner increased the scope of the redevelopment and the estimated project cost. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in March 2008 at a total cost of approximately $10,900,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of March 31, 2007, the Partnership has completed approximately $2,366,000 for property redevelopment, of which approximately $131,000 was completed during 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the three months ended March 31, 2007, approximately $22,000 of interest was capitalized.

Note D – Contingencies

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Wood View Apartments	94%	90%
Atlanta, Georgia

The Managing General Partner attributes the increase in occupancy at Wood View Apartments to a more stable tenant base as a result of the implementation of a strict tenant screening process.

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

Results of Operations

The Partnership recognized net losses of approximately $48,000 and $98,000 for the three months ended March 31, 2007 and 2006, respectively.  The decrease in net loss is due to an increase in total revenues and a decrease in total expenses.  Total revenues increased due to increases in both rental and other income. Rental income increased primarily due to increases in occupancy and the average rental rate and reduced bad debt at the Partnership’s investment property. Other income increased primarily due to increases in tenant utility reimbursements and late charges at Wood View Apartments.

Total expenses decreased due to decreases in both operating and depreciation expenses, partially offset by an increase in general and administrative expenses. Both interest and property tax expense remained relatively constant for the comparable periods. The decrease in operating expenses is primarily due to a decrease in contract maintenance expense, partially offset by an increase in advertising expense at the Partnership’s investment property. Depreciation expense decreased due to property improvements and replacements placed into service in previous years becoming fully depreciated during the fourth quarter of 2006.

The increase in general and administrative expenses is primarily due to increases in audit fees and management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Subsequent to March 31, 2007, the Managing General Partner increased the scope of the redevelopment and the estimated project cost. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in March 2008 at a total cost of approximately $10,900,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the three months ended March 31, 2007, approximately $22,000 of interest was capitalized.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $72,000, compared to approximately $116,000 at March 31, 2006.  Cash and cash equivalents decreased approximately $78,000, from December 31, 2006, due to approximately $1,512,000 of cash used in investing activities, partially offset by approximately $1,293,000 and $141,000 of cash provided by financing and operating activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property.  The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2007, the Partnership completed approximately $2,235,000 of capital improvements at Wood View Apartments primarily arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $22,000.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Subsequent to March 31, 2007, the Managing General Partner increased the scope of the redevelopment and the estimated project cost. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in March 2008 at a total cost of approximately $10,900,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of March 31, 2007, the Partnership has completed approximately $2,366,000 for property redevelopment, of which approximately $131,000 was completed during 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. Additional routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $1,319,000 and $40,000 to fund the redevelopment project and operating expenses at Wood View Apartments during the three months ended March 31, 2007 and 2006, respectively.  Interest is charged at the prime rate plus 2% (10.25% at March 31, 2007), and interest expense amounted to approximately $30,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2006, the Partnership made payments on the outstanding advances and accrued interest of approximately $36,000.  No such payments were made during the three months ended March 31, 2007.  At March 31, 2007, the amount of the outstanding advances and accrued interest was approximately $1,974,000 and is included in due to affiliates.  Subsequent to March 31, 2007, an affiliate of the Managing General Partner advanced the Partnership approximately $863,000 to fund the redevelopment project and operating expenses at Wood View Apartments.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $4,910,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date.  If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2007 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,670 limited partnership units (the "Units") in the Partnership representing 52.35% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

Other information

None.

ITEM 6.

Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

FOX STRATEGIC HOUSING INCOME PARTNERS

EHIXBIT INDEX

Exhibit

Description

3.1

Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated March 24, 1987, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 33-8481).

3.2

Amendment to the Amended and Restated Limited Partnership Agreement incorporated by reference to the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

*Filed as Exhibits 10.1, 10.2 and 10.6, respectively, to Quarterly Report on Form 10-QSB for the Quarterly period ended September 30, 1998 - filed on November 12, 1998 and incorporated herein by reference.

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

Date: May 14, 2007

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

Date: May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Fox Strategic Housing Income Partners (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.