Form 10QSB
period 2007-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2007-08-14
CIK 800080

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 165
Receivables and deposits		34
Other assets		79
Investment property:
Land	$ 1,981
Buildings and related personal property	12,042
	14,023
Less accumulated depreciation	(6,227)	7,796
		$ 8,074
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 20
Tenant security deposit liabilities		23
Due to affiliates (Note B)		3,389
Accrued property taxes		68
Other liabilities		66
Mortgage note payable		4,884

Partners' (Deficiency) Capital
General partner	$ (573)
Limited partners (26,111 units issued and
outstanding)	197	(376)
		$ 8,074

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 356	$ 327	$ 709	$ 642
Other income	34	25	70	54
Total revenues	390	352	779	696

Expenses:
Operating	162	185	337	366
General and administrative	31	24	60	47
Depreciation	103	109	205	216
Interest	121	99	218	200
Property taxes	34	29	68	59
Total expenses	451	446	888	888

Casualty gain (Note D)	4	--	4	--
Net loss	$ (57)	$ (94)	$ (105)	$ (192)

Net loss allocated to general
partner	$ --	$ (94)	$ --	$ (192)

Net loss allocated to limited
partners	(57)	--	(105)	--

	$ (57)	$ (94)	$ (105)	$ (192)

Net loss per limited partnership
unit	$ (2.18)	$ --	$ (4.02)	$ --

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' (deficiency) capital
at December 31, 2006	26,111	$ (573)	$ 302	$ (271)

Net loss for the six months
ended June 30, 2007	--	--	(105)	(105)

Partners' (deficiency) capital
at June 30, 2007	26,111	$ (573)	$ 197	$ (376)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (105)	$ (192)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	205	216
Amortization of loan costs	8	8
Bad debt expense	5	16
Casualty gain	(4)	--
Change in accounts:
Receivables and deposits	19	(81)
Other assets	(38)	2
Accounts payable	(22)	42
Tenant security deposit liabilities	2	2
Accrued property taxes	68	59
Due to affiliates	96	15
Other liabilities	1	11
Net cash provided by operating activities	235	98

Cash flows from investing activities:
Insurance proceeds received	4	--
Property improvements and replacements	(2,451)	(94)
Net cash used in investing activities	(2,447)	(94)

Cash flows from financing activities:
Payments on mortgage note payable	(52)	(49)
Advances from affiliate	2,279	40
Payments on advances from affiliate	--	(20)
Net cash provided by (used in) financing activities	2,227	(29)

Net increase (decrease) in cash and cash equivalents	15	(25)

Cash and cash equivalents at beginning of period	150	97

Cash and cash equivalents at end of period	$ 165	$ 72

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 140	$ 196

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 11

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $14,000 and $23,000, respectively, of improvements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII (the “General Partner”) is the general partner of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the “Managing General Partner”), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $38,000 and $35,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $25,000 and $19,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses.  In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $385,000 based on current estimated redevelopment costs. During the six months ended June 30, 2007, the Partnership was charged approximately $88,000 in redevelopment supervision fees, which is included in investment property. At June 30, 2007, approximately $148,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $2,279,000 and $40,000 to fund the redevelopment project and operating expenses at Wood View Apartments during the six months ended June 30, 2007 and 2006, respectively.  Interest is charged at the prime rate plus 2% (10.25% at June 30, 2007) and interest expense amounted to approximately $101,000 and $25,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, the Partnership made payments on the outstanding advances and accrued interest of approximately $36,000 and $51,000, respectively.  At June 30, 2007, the total amount of the outstanding advances and accrued interest was approximately $2,969,000 and is included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the six months ended June 30, 2007 and 2006 as there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at June 30, 2007 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $52,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Redevelopment of Property

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. During the six months ended June 30, 2007, the Managing General Partner increased the scope of the redevelopment and the estimated project cost. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in March 2008 at a total cost of approximately $10,900,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of June 30, 2007, the Partnership has completed approximately $2,568,000 for property redevelopment, of which approximately $131,000 was completed during 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the six months ended June 30, 2007, approximately $59,000 of interest was capitalized.

Note D – Casualty Event

In July 2006, there was a fire at Wood View Apartments, causing damage to one unit. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $5,000 for the year ended December 31, 2006 as a result of the receipt of insurance proceeds offset by the write-off of the undepreciated damaged asset of approximately $4,000.  During the three and six months ended June 30, 2007, the Partnership recognized a casualty gain of approximately $4,000 as a result of the receipt of additional insurance proceeds of approximately $4,000.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Wood View Apartments	93%	92%
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

Results of Operations

The Partnership recognized a net loss of approximately $57,000 and $105,000 for the three and six months ended June 30, 2007, respectively, compared to net loss of approximately $94,000 and $192,000 for the three and six months ended June 30, 2006, respectively. The decrease in net loss for both the three and six months ended June 30, 2007 is due to an increase in total revenues and the recognition of a casualty gain in 2007. Total expenses remained relatively constant for both the three and six months ended June 30, 2007.

The increase in total revenues for both the three and six months ended June 30, 2007 is due to increases in both rental and other income. The increase in rental income for both periods is due to increases in occupancy and the average rental rate and a decrease in bad debt expense at the Partnership’s investment property. The increase in other income for both periods is due to increases in tenant utility reimbursements and late charges at the property.

In July 2006, there was a fire at Wood View Apartments, causing damage to one unit. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $5,000 for the year ended December 31, 2006 as a result of the receipt of insurance proceeds offset by the write-off of the undepreciated damaged asset of approximately $4,000.  During the three and six months ended June 30, 2007, the Partnership recognized a casualty gain of approximately $4,000 as a result of the receipt of additional insurance proceeds of approximately $4,000.

Total expenses remained relatively constant for both the three and six months ended June 30, 2007 as increases in interest, property tax and general and administrative expenses were offset by decreases in operating and depreciation expenses.  Interest expense increased for both periods due to an increase in interest on advances received from an affiliate of the Managing General Partner as a result of a higher average outstanding balance, partially offset by interest capitalized associated with the redevelopment project at the property. The increase in property tax expense for both periods is primarily due to an increase in the tax rate at Wood View Apartments.  The decrease in operating expenses for both the three and six months ended June 30, 2007 is primarily due to a decrease in contract maintenance expense, partially offset by increases in advertising and payroll related expenses at the property.  Depreciation expense decreased for both periods as a result of property improvements and replacements placed into service in previous years becoming fully depreciated during the fourth quarter of 2006.

The increase in general and administrative expenses for both the three and six months ended June 30, 2007 is primarily due to increases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. During the six months ended June 30, 2007, the Managing General Partner increased the scope of the redevelopment and the estimated project cost. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in March 2008 at a total cost of approximately $10,900,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the six months ended June 30, 2007, approximately $59,000 of interest was capitalized.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $165,000, compared to approximately $72,000 at June 30, 2006.  Cash and cash equivalents increased approximately $15,000, from December 31, 2006, due to approximately $2,227,000 and $235,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $2,447,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2007, the Partnership completed approximately $2,437,000 of capital improvements at Wood View Apartments primarily arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $59,000.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. During the six months ended June 30, 2007, the Managing General Partner increased the scope of the redevelopment and the estimated project cost. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in March 2008 at a total cost of approximately $10,900,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of June 30, 2007, the Partnership has completed approximately $2,568,000 for property redevelopment, of which approximately $131,000 was completed during 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. Additional routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $2,279,000 and $40,000 to fund the redevelopment project and operating expenses at Wood View Apartments during the six months ended June 30, 2007 and 2006, respectively.  Interest is charged at the prime rate plus 2% (10.25% at June 30, 2007), and interest expense amounted to approximately $101,000 and $25,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, the Partnership made payments on the outstanding advances and accrued interest of approximately $36,000 and $51,000, respectively.  At June 30, 2007, the total amount of the outstanding advances and accrued interest was approximately $2,969,000 and is included in due to affiliates.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and the redevelopment plan) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $4,884,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date.  If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2007 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,714 limited partnership units (the "Units") in the Partnership representing 52.52% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date: August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Fox Strategic Housing Income Partners (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.