Form 10QSB
period 2007-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2007-11-13
CIK 800080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 120
Receivables and deposits		33
Other assets		102
Investment property:
Land	$ 1,981
Buildings and related personal property	13,225
	15,206
Less accumulated depreciation	(6,388)	8,818
		$ 9,073
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 662
Tenant security deposit liabilities		22
Due to affiliates (Note B)		4,063
Other liabilities		60
Mortgage note payable		4,857

Partners' Deficit
General partner	$ (573)
Limited partners (26,111 units issued and
outstanding)	(18)	(591)
		$ 9,073

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 334	$ 331	$ 1,043	$ 973
Other income	36	34	106	88
Total revenues	370	365	1,149	1,061

Expenses:
Operating	242	164	579	530
General and administrative	26	26	86	73
Depreciation	161	107	366	323
Interest	127	101	345	301
Property taxes	29	30	97	89
Total expenses	585	428	1,473	1,316

Casualty gain (Note D)	--	--	4	--

Net loss	$ (215)	$ (63)	$ (320)	$ (255)

Net loss allocated to general
partner	$ --	$ (63)	$ --	$ (255)

Net loss allocated to limited
partners	(215)	--	(320)	--

	$ (215)	$ (63)	$ (320)	$ (255)

Net loss per limited partnership
unit	$ (8.23)	$ --	$(12.26)	$ --

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' (deficiency) capital
at December 31, 2006	26,111	$ (573)	$ 302	$ (271)

Net loss for the nine months
ended September 30, 2007	--	--	(320)	(320)

Partners' deficit
at September 30, 2007	26,111	$ (573)	$ (18)	$ (591)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (320)	$ (255)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	366	323
Amortization of loan costs	11	11
Casualty gain	(4)	--
Change in accounts:
Receivables and deposits	25	2
Other assets	(64)	3
Accounts payable	(46)	31
Tenant security deposit liabilities	1	3
Due to affiliates	191	42
Other liabilities	(5)	9
Net cash provided by operating activities	155	169

Cash flows from investing activities:
Insurance proceeds received	4	--
Property improvements and replacements	(2,968)	(128)
Net cash used in investing activities	(2,964)	(128)

Cash flows from financing activities:
Payments on mortgage note payable	(79)	(74)
Advances from affiliate	2,858	118
Payments on advances from affiliate	--	(20)
Net cash provided by financing activities	2,779	24

Net (decrease) increase in cash and cash equivalents	(30)	65

Cash and cash equivalents at beginning of period	150	97

Cash and cash equivalents at end of period	$ 120	$ 162

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 178	$ 276
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 666	$ 38

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006 are approximately $14,000 and $23,000, respectively, of improvements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII (the “General Partner”) is the general partner of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the “Managing General Partner”), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $57,000 and $52,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $36,000 and $29,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses.  In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $432,000 based on current estimated redevelopment costs. During the nine months ended September 30, 2007, the Partnership was charged approximately $118,000 in redevelopment supervision fees, which is included in investment property. At September 30, 2007, approximately $162,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $2,858,000 and $118,000 to fund the redevelopment project and operating expenses at Wood View Apartments during the nine months ended September 30, 2007 and 2006, respectively.  Interest is charged at the prime rate plus 2% (9.75% at September 30, 2007) and interest expense amounted to approximately $182,000 and $39,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the Partnership made payments on the outstanding advances and accrued interest of approximately $36,000 and $51,000, respectively.  At September 30, 2007, the total amount of the outstanding advances and accrued interest was approximately $3,629,000 and is included in due to affiliates.  Subsequent to September 30, 2007, an affiliate of the Managing General Partner advanced approximately $823,000 to the Partnership to fund the redevelopment and operating expenses at the property.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the nine months ended September 30, 2007 and 2006 as there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at September 30, 2007 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $53,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Redevelopment of Property

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. During the nine months ended September 30, 2007, the Managing General Partner increased the scope of the redevelopment and the estimated project cost. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in July 2008 at a total cost of approximately $12,230,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of September 30, 2007, the Partnership has completed approximately $3,751,000 for property redevelopment, of which approximately $131,000 was completed during 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the nine months ended September 30, 2007, approximately $102,000 of interest, approximately $6,000 of real estate taxes and approximately $2,000 of other operating costs were capitalized.

Note D – Casualty Event

In July 2006, there was a fire at Wood View Apartments, causing damage to one unit. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $5,000 for the year ended December 31, 2006 as a result of the receipt of insurance proceeds, offset by the write-off of the undepreciated damaged asset of approximately $4,000.  During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $4,000 as a result of the receipt of additional insurance proceeds of approximately $4,000.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Wood View Apartments	90%	92%
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

Results of Operations

The Partnership recognized net loss of approximately $215,000 and $320,000 for the three and nine months ended September 30, 2007, respectively, compared to net loss of approximately $63,000 and $255,000 for the three and nine months ended September 30, 2006, respectively.  The increase in net loss for the three months ended September 30, 2007 is due to an increase in total expenses.  The increase in net loss for the nine months ended September 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of a casualty gain in 2007.

Total expenses increased for the three months ended September 30, 2007 due to increases in operating, depreciation and interest expenses. General and administrative and property tax expenses remained relatively constant for the three months ended September 30, 2007. The increase in total expenses for the nine months ended September 30, 2007 is due to increases in operating, general and administrative, depreciation, interest and property tax expenses.  The increase in operating expenses for both the three and  nine months ended September 30, 2007 is primarily due to increases in advertising, salaries and related benefits and insurance expense as a result of increased premiums, partially offset by a decrease in contract services at the Partnership’s investment property. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months as a result of the redevelopment project at the Partnership’s investment property.  Interest expense increased for both periods due to an increase in interest on advances received from an affiliate of the Managing General Partner as a result of a higher average outstanding balance, partially offset by interest capitalized associated with the redevelopment project at the property. The increase in property tax expense for the nine months ended September 30, 2007 is primarily due to an increase in the assessed value, partially offset by construction period taxes associated with the redevelopment at Wood View Apartments.

The increase in general and administrative expenses for the nine months ended September 30, 2007 is primarily due to increases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement.  Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues remained relatively constant for the three months ended September 30, 2007 as both rental and other income remained relatively constant.  The increase in total revenues for the nine months ended September 30, 2007 is due to increases in both rental and other income. The increase in rental income for the nine months ended September 30, 2007 is due to an increase in the average rental rate, partially offset by a decrease in occupancy at Wood View Apartments.  The increase in other income for the nine months ended September 30, 2007 is due to an increase in tenant utility reimbursements and late charges at the property.

In July 2006, there was a fire at Wood View Apartments, causing damage to one unit. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2006 to cover the damages.  The Partnership recognized a casualty gain of approximately $5,000 for the year ended December 31, 2006 as a result of the receipt of insurance proceeds, offset by the write-off of the undepreciated damaged asset of approximately $4,000.  During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $4,000 as a result of the receipt of additional insurance proceeds of approximately $4,000.

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. During the nine months ended September 30, 2007, the Managing General Partner increased the scope of the redevelopment and the estimated project cost. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in July 2008 at a total cost of approximately $12,230,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2007, approximately $102,000 of interest, approximately $6,000 of real estate taxes and approximately $2,000 of other operating costs were capitalized.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $120,000, compared to approximately $162,000 at September 30, 2006. Cash and cash equivalents decreased approximately $30,000, from December 31, 2006, due to approximately $2,779,000 and $155,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $2,964,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $3,620,000 of capital improvements at Wood View Apartments primarily arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $102,000, real estate taxes of approximately $6,000 and other operating costs of approximately $2,000.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. During the nine months ended September 30, 2007, the Managing General Partner increased the scope of the redevelopment and the estimated project cost. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in July 2008 at a total cost of approximately $12,230,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of September 30, 2007, the Partnership has completed approximately $3,751,000 for property redevelopment, of which approximately $131,000 was completed during 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. Additional routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $2,858,000 and $118,000 to fund the redevelopment project and operating expenses at Wood View Apartments during the nine months ended September 30, 2007 and 2006, respectively.  Interest is charged at the prime rate plus 2% (9.75% at September 30, 2007), and interest expense amounted to approximately $182,000 and $39,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the Partnership made payments on the outstanding advances and accrued interest of approximately $36,000 and $51,000, respectively.  At September 30, 2007, the total amount of the outstanding advances and accrued interest was approximately $3,629,000 and is included in due to affiliates.  Subsequent to September 30, 2007, an affiliate of the Managing General Partner advanced approximately $823,000 to the Partnership to fund the redevelopment and operating expenses at the property.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and property redevelopment) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $4,857,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date.  If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the nine months ended September 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2007 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 limited partnership units (the "Units") in the Partnership representing 52.54% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

*Filed as Exhibits to Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998 - filed on November 12, 1998 and incorporated herein by reference.