Form 10KSB
period 2007-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2008-03-26
CIK 800080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,482,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

Redevelopment and construction risks could affect the Partnership’s profitability.

The Partnership’s property is currently under redevelopment. These activities are subject to the following risks:

•

the Partnership may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•

the Partnership may incur costs that exceed its original estimates due to increased material, labor or other costs;

•

the Partnership may be unable to complete construction and lease up of the property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•

occupancy rates and rents at the property may fail to meet the Partnership’s  expectations for a number of reasons, including changes in market and economic conditions beyond the Partnership’s control and the development by competitors of competing communities;

•

the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

•

the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident terminations, or managing existing improvements on the site prior to resident terminations.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

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

Moisture infiltration and resulting mold remediation may be costly.

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

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

The Views at Vinings Mountain
Apartments (formerly known as
Wood View Apartments)	9/87	Fee ownership, subject	Apartment
Atlanta, Georgia		to a first mortgage	180 units

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

The Views at Vinings
Mountain Apartments
(formerly known as
Wood View Apartments)	$16,271	$ 6,552	5-30 yrs	S/L	$ 9,136

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

The Views at Vinings
Mountain Apartments
(formerly known as
Wood View Apartments)	$ 4,829	6.64%	30 years	8/1/08	$ 4,774

(1)

Fixed rate mortgage.

(2)

See “Note B – Mortgage Note Payable” to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2007	2006	2007	2006

The Views at Vinings Mountain Apartments
(formerly known as Wood View
Apartments)	$ 8,969	$ 8,106	85%	93%

The Managing General Partner attributes the decrease in occupancy at The Views at Vinings Mountain Apartments to a redevelopment project at the property (as discussed below), during which time some units have been unavailable for lease.

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2007 for the property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)

The Views at Vinings Mountain Apartments (formerly known as Wood View Apartments)	$ 143	2.87%

Capital Improvements

During the year ended December 31, 2007, the Partnership completed approximately $4,685,000 of capital improvements at The Views at Vinings Mountain Apartments primarily arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $158,000, real estate taxes of approximately $12,000 and other operating costs of approximately $4,000. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in July 2008 at a total cost of approximately $12,230,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of December 31, 2007, the Partnership has completed approximately $4,816,000 for property redevelopment, of which approximately $131,000 was completed during 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. Certain other routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to the vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership offered and sold 26,111 Limited Partnership Units (the “Units”) aggregating $26,111,000.  As of December 31, 2007, there were 707 holders of record owning an aggregate of 26,111 Units.  Affiliates of the Managing General Partner owned 13,719 Units or 52.54% as of December 31, 2007.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions to the partners during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Managing General Partner will attempt to refinance the mortgage encumbering The Views at Vinings Mountain Apartments prior to its August 1, 2008 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2007 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2008 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information related to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 Units in the Partnership representing 52.54% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

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

Results of Operations

The Partnership recognized net losses of approximately $578,000 and $308,000 for the years ended December 31, 2007 and 2006, respectively.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased due to increases in operating, general and administrative, depreciation, interest and property tax expenses.  The increase in operating expenses is primarily due to increases in advertising, salaries and related benefits and insurance expense as a result of increased premiums, partially offset by a decrease in contract services at the Partnership’s investment property.  Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months. Interest expense increased primarily due to an increase in interest on advances received from an affiliate of the Managing General Partner as a result of a higher average outstanding balance, partially offset by interest capitalized associated with the redevelopment project at the property.  The increase in property tax expense is primarily due to an increase in the tax rate and assessed value of the property.

The increase in general and administrative expenses is primarily due to increases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The increase in total revenues is due to increases in both rental and other income.  Rental income increased due to an increase in the average rental rate and a decrease in bad debt expense, partially offset by a decrease in occupancy at The Views at Vinings Mountain Apartments (formerly known as Wood View Apartments).  Other income increased due to increases in late charges and lease cancellation fees at the property.

In July 2006, there was a fire at The Views at Vinings Mountain Apartments, causing damage to one unit. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $5,000 for the year ended December 31, 2006 as a result of the receipt of insurance proceeds, offset by the write-off of the undepreciated damaged asset of approximately $4,000.  During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $4,000 as a result of the receipt of additional insurance proceeds of approximately $4,000.

In November 2006, the Partnership began a major redevelopment project at The Views at Vinings Mountain Apartments in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in July 2008 at a total cost of approximately $12,230,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the years ended December 31, 2007 and 2006, approximately $158,000 and $9,000 of interest, respectively, approximately $12,000 and zero, respectively, of real estate taxes and approximately $4,000 and zero, respectively, of other operating costs were capitalized.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $127,000, compared with approximately $150,000 at December 31, 2006.  The decrease in cash and cash equivalents of approximately $23,000 is due to approximately $4,493,000 of cash used in investing activities, partially offset by approximately $4,195,000 and $275,000 of cash provided by financing and operating activities, respectively.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  The Partnership regularly evaluates the capital improvement needs of the property. In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in July 2008 at a total cost of approximately $12,230,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of December 31, 2007, the Partnership has completed approximately $4,816,000 for property redevelopment, of which approximately $131,000 was completed during 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. Certain other routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. Due to the extent of the redevelopment project planned at the property, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $4,302,000 and $118,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments during the years ended December 31, 2007 and 2006, respectively. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2007). Interest expense amounted to approximately $291,000 and $55,000, respectively, for the years ended December 31, 2007 and 2006.  During the years ended December 31, 2007 and 2006, the Partnership made payments on the outstanding advances and accrued interest of approximately $36,000 and $51,000, respectively.  At December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $5,182,000 and is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $909,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements, property redevelopment and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $4,829,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date.  If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2007 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 Units in the Partnership representing 52.54% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Fox Strategic Housing Income Partners

We have audited the accompanying balance sheet of Fox Strategic Housing Income Partners as of December 31, 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fox Strategic Housing Income Partners at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

March 20, 2008

FOX STRATEGIC HOUSING INCOME PARTNERS
BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 127
Receivables and deposits		71
Other assets		45
Investment property (Notes B and F):
Land	$ 1,981
Buildings and related personal property	14,290
	16,271
Less accumulated depreciation	(6,552)	9,719
		$ 9,962
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 262
Tenant security deposit liabilities		23
Due to affiliates (Note D)		5,631
Other liabilities		66
Mortgage note payable (Note B)		4,829

Partners' Deficit
General partner	$ (579)
Limited partners (26,111 units issued and
outstanding)	(270)	(849)
		$ 9,962

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 1,349	$ 1,329
Other income	133	120
Total revenues	1,482	1,449

Expenses:
Operating	800	728
General and administrative	116	103
Depreciation	530	430
Interest	486	400
Property taxes	132	101
Total expenses	2,064	1,762

Casualty gain (Note E)	4	5

Net loss (Note C)	$ (578)	$ (308)

Net loss allocated to general partner	$ (6)	$ (308)
Net loss allocated to limited partners	(572)	--
	$ (578)	$ (308)

Net loss per limited partnership unit	$(21.91)	$ --

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' (deficiency) capital at
December 31, 2005	26,111	$ (265)	$ 302	$ 37

Net loss for the year ended
December 31, 2006	--	(308)	--	(308)

Partners' (deficiency) capital at
December 31, 2006	26,111	(573)	302	(271)

Net loss for the year ended
December 31, 2007	--	(6)	(572)	(578)

Partners' deficit at
December 31, 2007	26,111	$ (579)	$ (270)	$ (849)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (578)	$ (308)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	530	430
Amortization of loan costs	15	15
Casualty gain	(4)	(5)
Change in accounts:
Receivables and deposits	(13)	31
Other assets	(11)	26
Accounts payable	18	13
Tenant security deposit liabilities	2	2
Due to affiliates	315	71
Other liabilities	1	16
Net cash provided by operating activities	275	291

Cash flows from investing activities:
Insurance proceeds received	4	9
Property improvements and replacements	(4,497)	(246)
Net cash used in investing activities	(4,493)	(237)

Cash flows from financing activities:
Advances from affiliate	4,302	118
Payments on advances from affiliate	--	(20)
Payments on mortgage note payable	(107)	(99)
Net cash provided by (used in) financing activities	4,195	(1)

Net (decrease) increase in cash and cash equivalents	(23)	53
Cash and cash equivalents at beginning of year	150	97
Cash and cash equivalents at end of year	$ 127	$ 150
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 203	$ 354
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 202	$ 14

Included in property improvements and replacements for the year ended December 31, 2006 are approximately $23,000 of improvements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

Notes To Financial Statements

December 31, 2007

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

In accordance with the Partnership Agreement, the Partnership’s net income in any year is allocated 20% to the general partner and 80% to the limited partners until the general partner is allocated 2.0408% of the total Original Invested Capital or approximately $533,000. For the year ended December 31, 2006, the Partnership’s net loss was allocated 100% to the general partner and 0% to the limited partners. For the year ended December 31, 2007, the Partnership’s net loss was allocated 100% to the limited partners until the limited partners had a zero balance in their Capital Account. The remaining unallocated loss was allocated 2% to the general partner and 98% to the limited partners.

Fair Value of Financial Instruments:  Statement of Financial Accounting Standards (“SFAS”) No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments, which includes the mortgage encumbering the Partnership’s investment property.

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

Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2007 and 2006, the Partnership capitalized interest of approximately $158,000 and $9,000, respectively, real estate taxes of approximately $12,000 and zero, respectively, and other operating costs of approximately $4,000 and zero, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the rental property and personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $100,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs:  At December 31, 2007, loan costs of approximately $153,000, less accumulated amortization of approximately $142,000, are included in other assets.  The loan costs are amortized over the term of the related loan agreement. Amortization expense for each of the years ended December 31, 2007 and 2006 was approximately $15,000. Amortization expense, which is included in interest expense, is expected to be approximately $11,000 for 2008.

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

Segment Reporting:  SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising:  The Partnership expenses the costs of advertising as incurred.  Advertising expense of approximately $92,000 and $21,000 for the years ended December 31, 2007 and 2006, respectively, were charged to operating expense.

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

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Note Payable

The principal terms of mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

The Views at Vinings Mountain
Apartments (formerly known as
Wood View Apartments)	$ 4,829	$ 36	6.64%	08/01/08	$ 4,774

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property.  The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

The Managing General Partner will attempt to refinance the mortgage encumbering The Views at Vinings Mountain Apartments prior to its August 1, 2008 maturity.

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of net loss as reported in the financial statements and Federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	2007	2006

Net loss as reported	$ (578)	$ (308)
Deduct:
Depreciation differences	(72)	(22)
Other	16	(22)
Federal taxable loss	$ (634)	$ (352)

Federal taxable loss per
limited partnership unit	$ --	$ --

For 2007 and 2006, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$ (849)
Land and buildings	(1)
Accumulated depreciation	(574)
Syndication and distribution costs	757
Other	112
Net liabilities - Federal tax basis	$ (555)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $73,000 and $72,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $47,000 and $40,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses. In connection with the redevelopment project (as discussed in “Note F”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $432,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $161,000 and $30,000 in redevelopment supervision fees during the years ended December 31, 2007 and 2006, respectively, which are included in investment property.  At December 31, 2007, approximately $177,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $4,302,000 and $118,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments during the years ended December 31, 2007 and 2006, respectively. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2007). Interest expense amounted to approximately $291,000 and $55,000, respectively, for the years ended December 31, 2007 and 2006.  During the years ended December 31, 2007 and 2006, the Partnership made payments on the outstanding advances and accrued interest of approximately $36,000 and $51,000, respectively.  At December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $5,182,000 and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $909,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the years ended December 31, 2007 and 2006 as there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at December 31, 2007 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $46,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 limited partnership units (the “Units”) in the Partnership representing 52.54% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the General Partner.

Note E – Casualty Event

In July 2006, there was a fire at The Views at Vinings Mountain Apartments, causing damage to one unit. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $5,000 for the year ended December 31, 2006 as a result of the receipt of insurance proceeds, offset by the write-off of the undepreciated damaged asset of approximately $4,000. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $4,000 as a result of the receipt of additional insurance proceeds of approximately $4,000.

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Views at Vinings Mountain
Apartments (formerly known as
Wood View Apartments)	$ 4,829	$ 1,981	$ 7,366	$ 6,924

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
The Views at Vinings
Mountain Apartments
formerly known as Wood
View Apartments)	$ 1,981	$14,290	$16,271	$ 6,552	1982	09/87	5-30 yrs

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in July 2008 at a total cost of approximately $12,230,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of December 31, 2007, the Partnership has completed approximately $4,816,000 for property redevelopment, of which approximately $131,000 was completed during 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2007, approximately $158,000 of interest, approximately $12,000 of real estate taxes and approximately $4,000 of other operating costs were capitalized. During the year ended December 31, 2006, approximately $9,000 of interest was capitalized.

Reconciliation of "investment property and accumulated depreciation" (in thousands):

	Years Ended December 31,
	2007	2006

Investment Property
Balance at beginning of year	$11,586	$11,362
Property improvements	4,685	237
Disposal of property	--	(13)
Balance at end of year	$16,271	$11,586

Accumulated Depreciation
Balance at beginning of year	$ 6,022	$ 5,601
Additions charged to expense	530	430
Disposal of property	0	(9)
Balance at end of year	$ 6,552	$ 6,022

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $16,262,000 and $11,550,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $7,126,000 and $6,524,000, respectively.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change, the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development
		Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and
		Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2007.

Entity	Number of Units	Percentage

IPLP Acquisition I LLC ("IPLP LLC")
(an affiliate of AIMCO)	3,919	15.01%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	213	0.81%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	9,587	36.72%

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $73,000 and $72,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $47,000 and $40,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses on the statements of operations included in “Item 7. Financial Statements”. In connection with the redevelopment project, an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $432,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $161,000 and $30,000 in redevelopment supervision fees during the years ended December 31, 2007 and 2006, respectively, which are included in investment property on the balance sheet included in “Item 7. Financial Statements”.  At December 31, 2007, approximately $177,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $4,302,000 and $118,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments during the years ended December 31, 2007 and 2006, respectively. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2007). Interest expense amounted to approximately $291,000 and $55,000, respectively, for the years ended December 31, 2007 and 2006.  During the years ended December 31, 2007 and 2006, the Partnership made payments on the outstanding advances and accrued interest of approximately $36,000 and $51,000, respectively.  At December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $5,182,000 and is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $909,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the years ended December 31, 2007 and 2006 as there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at December 31, 2007 amounted to approximately $272,000 and are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $46,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 Units in the Partnership representing 52.54% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the General Partner.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008. The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees. Fees for audit services totaled approximately $35,000 and $32,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $7,000 for each of the years 2007 and 2006.

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

Date: March 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 25, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 25, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 25, 2008
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