Form 10-Q
period 2008-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2008-05-13
CIK 800080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 81	$ 127
Receivables and deposits	85	71
Other assets	84	45
Investment property:
Land	1,981	1,981
Buildings and related personal property	16,152	14,290
	18,133	16,271
Less accumulated depreciation	(6,765)	(6,552)
	11,368	9,719
	$11,618	$ 9,962

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 832	$ 262
Tenant security deposit liabilities	29	23
Due to affiliates (Note B)	7,018	5,631
Accrued property taxes	38	--
Other liabilities	46	66
Mortgage note payable	4,802	4,829
	12,765	10,811

Partners' Deficit
General partner	(585)	(579)
Limited partners (26,111 units issued and	(562)	(270)
outstanding)	(1,147)	(849)
	$11,618	$ 9,962

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months ended
	March 31,
	2008	2007

Revenues:
Rental income	$ 291	$ 353
Other income	30	36
Total revenues	321	389

Expenses:
Operating	210	175
General and administrative	28	29
Depreciation	213	102
Interest	138	97
Property taxes	30	34
Total expenses	619	437

Net loss	$ (298)	$ (48)

Net loss allocated to general partner	$ (6)	$ --
Net loss allocated to limited partners	(292)	(48)
	$ (298)	$ (48)

Net loss per limited partnership unit	$(11.18)	$ (1.84)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' deficit
at December 31, 2007	26,111	$ (579)	$ (270)	$ (849)

Net loss for the three months
ended March 31, 2008	--	(6)	(292)	(298)

Partners' deficit
at March 31, 2008	26,111	$ (585)	$ (562)	$(1,147)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (298)	$ (48)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	213	102
Amortization of loan costs	4	4
Bad debt expense	11	4
Change in accounts:
Receivables and deposits	(25)	(37)
Other assets	(43)	(40)
Accounts payable	2	79
Tenant security deposit liabilities	6	1
Accrued property taxes	38	34
Other liabilities	(20)	(3)
Due to affiliates	129	45
Net cash provided by operating activities	17	141

Cash flows used in investing activities:
Property improvements and replacements	(1,294)	(1,512)

Cash flows from financing activities:
Payments on mortgage note payable	(27)	(26)
Advances from affiliate	1,258	1,319
Net cash provided by financing activities	1,231	1,293

Net decrease in cash and cash equivalents	(46)	(78)

Cash and cash equivalents at beginning of period	127	150

Cash and cash equivalents at end of period	$ 81	$ 72

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 15	$ 60
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 770	$ 737

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $202,000 and $14,000 of improvements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII (the “General Partner”) is the general partner of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the “Managing General Partner”), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $15,000 and $19,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $11,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses.  In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $432,000 based on current estimated redevelopment costs. During the three months ended March 31, 2008 and 2007, the Partnership was charged approximately $47,000 and $62,000 in redevelopment supervision fees, which is included in investment property. At March 31, 2008 and December 31, 2007, approximately $190,000 and $177,000, respectively, of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $1,258,000 and $1,319,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments during the three months ended March 31, 2008 and 2007, respectively.  Interest is charged at the prime rate plus 2% (7.25% at March 31, 2008). Interest expense amounted to approximately $116,000 and $30,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $6,556,000 and $5,182,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $784,000 to fund operations and the redevelopment project at The Views at Vinings Mountain Apartments.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the three months ended March 31, 2008 and 2007 as there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at both March 31, 2008 and December 31, 2007 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $23,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Redevelopment of Property

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in October 2008 at a total cost of approximately $11,209,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of March 31, 2008, the Partnership has completed approximately $6,678,000 for property redevelopment, of which approximately $4,816,000 was completed during 2007 and 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the three months ended March 31, 2008, approximately $65,000 of interest, approximately $8,000 of real estate taxes, and approximately $2,000 of other operating costs were capitalized. During the three months ended March 31, 2007, approximately $22,000 of interest was capitalized.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

The Views at Vinings Mountain Apartments	67%	94%
Atlanta, Georgia

The Managing General Partner attributes the decrease in occupancy at The Views at Vinings Mountain Apartments to the ongoing redevelopment project at the property, during which time some units have been unavailable for lease.  At March 31, 2008, 75 units are unavailable for lease as a result of the redevelopment project.

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

Results of Operations

The Partnership recognized net losses of approximately $298,000 and $48,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase in net loss is due to an increase in total expenses and a decrease in total revenues. Total expenses increased due to increases in operating, depreciation and interest expenses. Property tax and general and administrative expenses remained relatively constant for the comparable periods.  The increase in operating expense is primarily due to increases in advertising, utilities and repairs as a result of minor fire damage at the Partnership’s investment property.  Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.  Interest expense increased primarily due to an increase in interest on advances received from an affiliate of the Managing General Partner, as a result of a higher average outstanding balance, partially offset by interest capitalized associated with the redevelopment project at the property.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to decreases in both rental and other income.  Rental income decreased due to a decrease in occupancy at The Views at Vinings Mountain Apartments, partially offset by an increase in the average rental rate at the property.  Other income decreased primarily due to a decrease in resident utility reimbursements at the Partnership’s investment property.

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area.  Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be completed in October 2008 at a total cost of approximately $11,209,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the three months ended March 31, 2008, approximately $65,000 of interest, approximately $8,000 of real estate taxes, and approximately $2,000 of other operating costs were capitalized.  During the three months ended March 31, 2007, approximately $22,000 of interest was capitalized.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $81,000, compared to approximately $72,000 at March 31, 2007.  Cash and cash equivalents decreased approximately $46,000, from December 31, 2007, due to approximately $1,294,000 of cash used in investing activities, partially offset by approximately $1,231,000 and $17,000 of cash provided by financing and operating activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property.  The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2008, the Partnership completed approximately $1,862,000 of capital improvements at The Views at Vinings Mountain Apartments primarily arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $65,000, real estate taxes of approximately $8,000 and other operating costs of approximately $2,000.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in October 2008 at a total cost of approximately $11,209,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of March 31, 2008, the Partnership has completed approximately $6,678,000 for property redevelopment, of which approximately $4,816,000 was completed during 2007 and 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. Certain other routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $1,258,000 and $1,319,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments during the three months ended March 31, 2008 and 2007, respectively.  Interest is charged at the prime rate plus 2% (7.25% at March 31, 2008). Interest expense amounted to approximately $116,000 and $30,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $6,556,000 and $5,182,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $784,000 to fund operations and the redevelopment project at The Views at Vinings Mountain Apartments.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements, property redevelopment and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $4,802,000 is amortized over 360 months with a balloon payment of approximately $4,774,000 due on August 1, 2008.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date.  If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2008 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 limited partnership units (the "Units") in the Partnership representing 52.54% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

ITEM 4.   Controls and Procedures

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

Date: May 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 13, 2008	By: /s/Stephen B. Waters
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