Form 10-Q
period 2008-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2008-08-14
CIK 800080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

[ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

BALANCE SHEETS

(in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 132	$ 127
Receivables and deposits	74	71
Other assets	86	45
Investment property:
Land	1,981	1,981
Buildings and related personal property	18,528	14,290
	20,509	16,271
Less accumulated depreciation	(7,102)	(6,552)
	13,407	9,719
	$13,699	$ 9,962

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 758	$ 262
Tenant security deposit liabilities	26	23
Due to affiliates (Note B)	9,649	5,631
Accrued property taxes	77	--
Other liabilities	65	66
Mortgage note payable	4,774	4,829
	15,349	10,811

Partners' Deficit
General partner	(595)	(579)
Limited partners (26,111 units issued and	(1,055)	(270)
outstanding)	(1,650)	(849)
	$13,699	$ 9,962

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 292	$ 356	$ 583	$ 709
Other income	16	34	46	70
Total revenues	308	390	629	779

Expenses:
Operating	223	162	433	337
General and administrative	28	31	56	60
Depreciation	337	103	550	205
Interest	190	121	328	218
Property taxes	33	34	63	68
Total expenses	811	451	1,430	888

Casualty gain (Note D)	--	4	--	4
Net loss	$ (503)	$ (57)	$ (801)	$ (105)

Net loss allocated to general
partner	$ (10)	$ --	$ (16)	$ --

Net loss allocated to limited
partners	(493)	(57)	(785)	(105)

	$ (503)	$ (57)	$ (801)	$ (105)

Net loss per limited partnership
unit	$(18.88)	$ (2.18)	$(30.06)	$ (4.02)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' deficit
at December 31, 2007	26,111	$ (579)	$ (270)	$ (849)

Net loss for the six months
ended June 30, 2008	--	(16)	(785)	(801)

Partners' deficit
at June 30, 2008	26,111	$ (595)	$(1,055)	$(1,650)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (801)	$ (105)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	550	205
Amortization of loan costs	8	8
Casualty gain	--	(4)
Change in accounts:
Receivables and deposits	(3)	24
Other assets	(49)	(38)
Accounts payable	(12)	(22)
Tenant security deposit liabilities	3	2
Accrued property taxes	77	68
Due to affiliates	283	96
Other liabilities	(1)	1
Net cash provided by operating activities	55	235

Cash flows from investing activities:
Insurance proceeds received	--	4
Property improvements and replacements	(3,730)	(2,451)
Net cash used in investing activities	(3,730)	(2,447)

Cash flows from financing activities:
Payments on mortgage note payable	(55)	(52)
Advances from affiliate	3,735	2,279
Net cash provided by financing activities	3,680	2,227

Net increase in cash and cash equivalents	5	15

Cash and cash equivalents at beginning of period	127	150

Cash and cash equivalents at end of period	$ 132	$ 165

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 58	$ 140
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 710	$ --

Included in property improvements and replacements for the six months ended June 30, 2008 and 2007 are approximately $202,000 and $14,000, respectively, of improvements which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII (the “General Partner”) is the general partner of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the “Managing General Partner”), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $31,000 and $38,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $22,000 and $25,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses.  In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $432,000 based on current estimated redevelopment costs. During the six months ended June 30, 2008 and 2007, the Partnership was charged approximately $146,000 and $88,000, respectively, in redevelopment supervision fees, which is included in investment property. At June 30, 2008 and December 31, 2007, approximately $204,000 and $177,000, respectively, of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $3,735,000 and $2,279,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments during the six months ended June 30, 2008 and 2007, respectively.  Interest is charged at the prime rate plus 2% (7.00% at June 30, 2008). Interest expense amounted to approximately $256,000 and $101,000 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2007, the Partnership made payments on the outstanding accrued interest of approximately $36,000. No such payments were made during the six months ended June 30, 2008. At June 30, 2008 and December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $9,173,000 and $5,182,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $858,000 to fund operations and the redevelopment project at The Views at Vinings Mountain Apartments.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the six months ended June 30, 2008 and 2007 as there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at both June 30, 2008 and December 31, 2007 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $36,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Redevelopment of Property

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in November 2008 at a total cost of approximately $11,313,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of June 30, 2008, the Partnership has completed approximately $9,054,000 for property redevelopment, of which approximately $4,816,000 was completed during 2007 and 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the related assets.  During the six months ended June 30, 2008, approximately $101,000 of interest, approximately $14,000 of real estate taxes, and approximately $5,000 of other operating costs were capitalized. During the six months ended June 30, 2007, approximately $59,000 of interest was capitalized.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for the certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

Note F – Subsequent Event

The mortgage indebtedness encumbering The Views at Vinings Mountain Apartments of approximately $4,774,000 matured on August 1, 2008. Subsequent to June 30, 2008, the Partnership negotiated an extension of the loan’s maturity date to November 1, 2008 under the existing terms.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

The Views at Vinings Mountain Apartments	64%	93%
Atlanta, Georgia

The Managing General Partner attributes the decrease in occupancy at The Views at Vinings Mountain Apartments to the ongoing redevelopment project at the property, during which time some units have been unavailable for lease.  At June 30, 2008, 26 units are unavailable for lease as a result of the redevelopment project.

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

Results of Operations

The Partnership recognized net losses of approximately $503,000 and $801,000 for the three and six months ended June 30, 2008, respectively, compared to net losses of approximately $57,000 and $105,000 for the three and six months ended June 30, 2007, respectively. The increase in net loss for both the three and six months ended June 30, 2008 is due to an increase in total expenses, a decrease in total revenues and the recognition of a casualty gain in 2007.

Total expenses increased for both the three and six months ended June 30, 2008 due to increases in operating, depreciation and interest expenses. Property tax and general and administrative expenses remained relatively constant for both periods.  The increase in operating expenses for both periods is primarily due to increases in advertising, utility and employee housing expenses at the Partnership’s investment property.  Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months.  Interest expense increased for both periods primarily due to an increase in interest on advances received from an affiliate of the Managing General Partner as a result of a higher average outstanding balance, partially offset by an increase in interest capitalized associated with the redevelopment project at the property.

Included in general and administrative expenses for both the three and six months ended June 30, 2008 and 2007 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for both the three and six months ended June 30, 2008 is due to decreases in both rental and other income. The decrease in rental income for both periods is due to a decrease in occupancy, partially offset by an increase in the average rental rate at The Views at Vinings Mountain Apartments. The decrease in other income for both periods is primarily due to a decrease in resident utility reimbursements at the Partnership’s investment property.

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

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in November 2008 at a total cost of approximately $11,313,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the related assets.  During the six months ended June 30, 2008, approximately $101,000 of interest, approximately $14,000 of real estate taxes, and approximately $5,000 of other operating costs were capitalized.  During the six months ended June 30, 2007, approximately $59,000 of interest was capitalized.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $132,000, compared to approximately $165,000 at June 30, 2007.  Cash and cash equivalents increased approximately $5,000, from December 31, 2007, due to approximately $3,680,000 and $55,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $3,730,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2008, the Partnership completed approximately $4,238,000 of capital improvements at The Views at Vinings Mountain Apartments primarily arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $101,000, real estate taxes of approximately $14,000 and other operating costs of approximately $5,000.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in November 2008 at a total cost of approximately $11,313,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of June 30, 2008, the Partnership has completed approximately $9,054,000 for property redevelopment, of which approximately $4,816,000 was completed during 2007 and 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. Certain other routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P.  Due to the extent of the redevelopment project at the property, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $3,735,000 and $2,279,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments during the six months ended June 30, 2008 and 2007, respectively.  Interest is charged at the prime rate plus 2% (7.00% at June 30, 2008). Interest expense amounted to approximately $256,000 and $101,000 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2007, the Partnership made payments on the outstanding accrued interest of approximately $36,000. No such payments were made during the six months ended June 30, 2008. At June 30, 2008 and December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $9,173,000 and $5,182,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $858,000 to fund operations and the redevelopment project at The Views at Vinings Mountain Apartments.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements, property redevelopment and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $4,774,000 is amortized over 360 months with a balloon payment due on August 1, 2008.  Subsequent to June 30, 2008, the Partnership negotiated an extension of the loan’s maturity date to November 1, 2008, under the existing terms. The Managing General Partner will attempt to refinance the debt encumbering the property prior to the new maturity date.  If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the six months ended June 30, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2008 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 limited partnership units (the "Units") in the Partnership representing 52.54% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

ITEM 4T.   Controls and Procedures

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for the certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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