Form 10-Q
period 2008-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2008-11-14
CIK 800080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 364	$ 127
Receivables and deposits	22	71
Other assets	386	45
Investment property:
Land	1,981	1,981
Buildings and related personal property	19,721	14,290
	21,702	16,271
Less accumulated depreciation	(7,545)	(6,552)
	14,157	9,719
	$14,929	$ 9,962

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 588	$ 262
Tenant security deposit liabilities	39	23
Due to affiliates (Note B)	2,729	5,631
Other liabilities	37	66
Mortgage note payable (Note E)	13,800	4,829
	17,193	10,811

Partners' Deficit
General partner	(1,162)	(579)
Limited partners (26,111 units issued and	(1,102)	(270)
outstanding)	(2,264)	(849)
	$14,929	$ 9,962

Note:   The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 385	$ 334	$ 968	$ 1,043
Other income	39	36	85	106
Total revenues	424	370	1,053	1,149

Expenses:
Operating	250	242	683	579
General and administrative	31	26	87	86
Depreciation	443	161	993	366
Interest (Note E)	270	127	598	345
Property taxes	52	29	115	97
Total expenses	1,046	585	2,476	1,473

Casualty gain (Note D)	8	--	8	4
Net loss	$ (614)	$ (215)	$(1,415)	$ (320)

Net loss allocated to general
partner	$ (567)	$ --	$ (583)	$ --

Net loss allocated to limited
partners	(47)	(215)	(832)	(320)

	$ (614)	$ (215)	$(1,415)	$ (320)

Net loss per limited
partnership unit	$ (1.80)	$ (8.23)	$(31.86)	$(12.26)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' deficit
at December 31, 2007	26,111	$ (579)	$ (270)	$ (849)

Net loss for the nine months
ended September 30, 2008	--	(583)	(832)	(1,415)

Partners' deficit
at September 30, 2008	26,111	$(1,162)	$(1,102)	$(2,264)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,415)	$ (320)
Adjustments to reconcile net loss to net cash (used
in) provided by operating activities:
Depreciation	993	366
Amortization of loan costs	10	11
Casualty gain	(8)	(4)
Loss on early extinguishment of debt	19	--
Change in accounts:
Receivables and deposits	49	25
Other assets	(116)	(64)
Accounts payable	124	(46)
Tenant security deposit liabilities	16	1
Due to affiliates	(431)	191
Other liabilities	(29)	(5)
Net cash (used in) provided by operating
activities	(788)	155

Cash flows from investing activities:
Insurance proceeds received	8	4
Property improvements and replacements	(5,229)	(2,968)
Net cash used in investing activities	(5,221)	(2,964)

Cash flows from financing activities:
Loan costs paid	(235)	--
Repayment of mortgage note payable	(4,754)	--
Payments on mortgage note payable	(75)	(79)
Proceeds from mortgage note payable	13,800	--
Prepayment penalty	(19)	--
Advances from affiliate	5,486	2,858
Payments on advances from affiliate	(7,957)	--
Net cash provided by financing activities	6,246	2,779

Net increase (decrease) in cash and cash equivalents	237	(30)

Cash and cash equivalents at beginning of period	127	150

Cash and cash equivalents at end of period	$ 364	$ 120

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 846	$ 178
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 404	$ 666

Included in property improvements and replacements for the nine months ended September 30, 2008 and 2007 are approximately $202,000 and $14,000, respectively, of improvements which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII (the “General Partner”) is the general partner of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the “Managing General Partner”), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $49,000 and $57,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $33,000 and $36,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses.  In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $436,000 based on current estimated redevelopment costs. During the nine months ended September 30, 2008 and 2007, the Partnership was charged approximately $209,000 and $118,000, respectively, in redevelopment supervision fees, which is included in investment property. At September 30, 2008 and December 31, 2007, approximately $4,000 and $177,000, respectively, of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $5,486,000 and $2,858,000 to fund the redevelopment project, a rate lock deposit associated with the refinancing and operating expenses at The Views at Vinings Mountain Apartments during the nine months ended September 30, 2008 and 2007, respectively.  Interest is charged at the prime rate plus 2% (7.00% at September 30, 2008). Interest expense amounted to approximately $405,000 and $182,000 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, the Partnership made payments on the outstanding advances and accrued interest of approximately $8,620,000 and $36,000, from proceeds from the refinancing of the mortgage encumbering the property and cash from operations, respectively. At September 30, 2008 and December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $2,453,000 and $5,182,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $124,000 to fund operations and the redevelopment project at The Views at Vinings Mountain Apartments.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the nine months ended September 30, 2008 and 2007 as there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at both September 30, 2008 and December 31, 2007 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Redevelopment of Property

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in December 2008 at a total cost of approximately $11,442,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of September 30, 2008, the Partnership has completed approximately $10,247,000 for property redevelopment, of which approximately $4,816,000 was completed during 2007 and 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the related assets.  During the nine months ended September 30, 2008 and 2007, approximately $111,000 and $102,000, respectively, of construction period interest, approximately $16,000 and $6,000, respectively, of construction period real estate taxes, and approximately $6,000 and $2,000, respectively, of other construction period operating costs were capitalized.

Note D – Casualty Event

In July 2006, there was a fire at The Views at Vinings Mountain Apartments, causing damage to one unit. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $5,000 for the year ended December 31, 2006 as a result of the receipt of insurance proceeds, offset by the write-off of the undepreciated damaged asset of approximately $4,000. During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $4,000 as a result of the receipt of additional insurance proceeds of approximately $4,000. During the three and nine months ended September 30, 2008, the Partnership recognized a casualty gain of approximately $8,000, as a result of the receipt of additional insurance proceeds of approximately $8,000.

Note E – Mortgage Financing

On September 11, 2008, the Partnership refinanced the mortgage encumbering The Views at Vinings Mountain Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,754,000, with a new mortgage loan in the principal amount of $13,800,000.  The new mortgage loan bears interest at 5.77% per annum and requires monthly payments of interest only of approximately $66,000 beginning on November 1, 2008 through October 1, 2009. Beginning on November 1, 2009, the new mortgage loan will require monthly payments of principal and interest of approximately $81,000, through the September 11, 2013 maturity date. The new mortgage loan has a balloon payment of approximately $13,045,000 due at maturity.  On September 11, 2010, if the Partnership does not meet a prescribed debt service coverage ratio, the Partnership will be required to make an additional payment of principal to reduce the outstanding principal balance to the prescribed debt service coverage ratio.  The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recognized a loss on the early extinguishment of debt of approximately $19,000, which is included in interest expense, as a result of a prepayment penalty. Total capitalized loan costs in connection with the new mortgage were approximately $235,000 and are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

Note F – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

The Views at Vinings Mountain Apartments	68%	90%
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

Results of Operations

The Partnership recognized net losses of approximately $614,000 and $1,415,000 for the three and nine months ended September 30, 2008, respectively, compared to net losses of approximately $215,000 and $320,000 for the three and nine months ended September 30, 2007, respectively.  The increase in net loss for the three months ended September 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in net loss for the nine months ended September 30, 2008 is due to an increase in total expenses and a decrease in total revenues.

Total expenses increased for the three months ended September 30, 2008 due to increases in depreciation, interest and property tax expenses. Operating and general and administrative expenses remained relatively constant for the three months ended September 30, 2008.  Total expenses increased for the nine months ended September 30, 2008 due to increases in operating, depreciation, interest and property tax expenses.  General and administrative expense remained relatively constant for the nine months ended September 30, 2008.  The increase in operating expenses for the nine months ended September 30, 2008 is primarily due to an increase in advertising expense at the Partnership’s investment property. Depreciation increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months.  Interest expense increased for both periods primarily due to an increase in interest on advances received from an affiliate of the Managing General Partner as a result of a higher average outstanding balance and a higher debt balance on the mortgage encumbering the property as a result of the September 2008 refinancing of the mortgage encumbering the property. Property tax expense increased for both periods primarily due to an increase in the assessed value of the property.

Included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three months ended September 30, 2008 is due to an increase in rental income. Other income remained relatively constant for the three months ended September 30, 2008. The decrease in total revenues for the nine months ended September 30, 2008 is due to decreases in both rental and other income. Rental income increased for the three months ended September 30, 2008 primarily due to increases in occupancy and the average rental rate at the Partnership’s investment property. The decrease in rental income for the nine months ended September 30, 2008 is primarily due to a decrease in occupancy, partially offset by an increase in the average rental rate at The Views at Vinings Mountain Apartments. The decrease in other income for the nine months ended September 30, 2008 is primarily due to a decrease in resident utility reimbursements at the Partnership’s investment property.

In July 2006, there was a fire at The Views at Vinings Mountain Apartments, causing damage to one unit. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $5,000 for the year ended December 31, 2006 as a result of the receipt of insurance proceeds, offset by the write-off of the undepreciated damaged asset of approximately $4,000.  During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $4,000 as a result of the receipt of additional insurance proceeds of approximately $4,000. During the three and nine months ended September 30, 2008, the Partnership recognized a casualty gain of approximately $8,000, as a result of the receipt of additional insurance proceeds of approximately $8,000.

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in December 2008 at a total cost of approximately $11,442,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the related assets.  During the nine months ended September 30, 2008 and 2007, approximately $111,000 and $102,000, respectively, of construction period interest, approximately $16,000 and $6,000, respectively, of construction period real estate taxes, and approximately $6,000 and $2,000, respectively, of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $364,000, compared to approximately $120,000 at September 30, 2007.  Cash and cash equivalents increased approximately $237,000, from December 31, 2007, due to approximately $6,246,000 of cash provided by financing activities, partially offset by approximately $5,221,000 and $788,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of proceeds received from the refinancing of the mortgage encumbering The Views at Vinings Mountain Apartments and advances received from an affiliate of the Managing General Partner, partially offset by repayment of advances received from an affiliate of the Managing General Partner, repayment of the existing mortgage encumbering the Partnership’s investment property, loan costs and a prepayment penalty paid and principal payments made on the mortgage encumbering The Views at Vinings Mountain Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2008, the Partnership completed approximately $5,431,000 of capital improvements at The Views at Vinings Mountain Apartments primarily arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $111,000, construction period real estate taxes of approximately $16,000 and other construction period operating costs of approximately $6,000.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in December 2008 at a total cost of approximately $11,442,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of September 30, 2008, the Partnership has completed approximately $10,247,000 for property redevelopment, of which approximately $4,816,000 was completed during 2007 and 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. Certain other routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P.  Due to the extent of the redevelopment project at the property, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $5,486,000 and $2,858,000 to fund the redevelopment project, a rate lock deposit associated with the refinancing and operating expenses at The Views at Vinings Mountain Apartments during the nine months ended September 30, 2008 and 2007, respectively.  Interest is charged at the prime rate plus 2% (7.00% at September 30, 2008). Interest expense amounted to approximately $405,000 and $182,000 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, the Partnership made payments on the outstanding advances and accrued interest of approximately $8,620,000 and $36,000, from proceeds from the refinancing of the mortgage encumbering the property and cash from operations, respectively. At September 30, 2008 and December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $2,453,000 and $5,182,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $124,000 to fund operations and the redevelopment project at The Views at Vinings Mountain Apartments.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 11, 2008, the Partnership refinanced the mortgage encumbering The Views at Vinings Mountain Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,754,000, with a new mortgage loan in the principal amount of $13,800,000. The new mortgage loan bears interest at 5.77% per annum and requires monthly payments of interest only of approximately $66,000 beginning on November 1, 2008 through October 1, 2009. Beginning on November 1, 2009, the new mortgage loan will require monthly payments of principal and interest of approximately $81,000, through the September 11, 2013 maturity date. The new mortgage loan has a balloon payment of approximately $13,045,000 due at maturity.  On September 11, 2010, if the Partnership does not meet a prescribed debt service coverage ratio, the Partnership will be required to make an additional payment of principal to reduce the outstanding principal balance to the prescribed debt service coverage ratio. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recognized a loss on the early extinguishment of debt of approximately $19,000, which is included in interest expense, as a result of a prepayment penalty. Total capitalized loan costs in connection with the new mortgage were approximately $235,000 and are included in other assets.  Loan costs associated with the previous mortgage were fully amortized.

There were no distributions to the partners during the nine months ended September 30, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2008 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 limited partnership units (the "Units") in the Partnership representing 52.54% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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

10.7        Promissory Note, dated September 11, 2008, between Fox Strategic Housing Income Partners, a California limited partnership, and Washington Mutual Bank, a federal association. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 11, 2008.

10.8        Deed of Secure Debt, Security Agreement and Assignment of Leases and Rents, dated September 11, 2008, between Fox Strategic Housing Income Partners, a California limited partnership, and Washington Mutual Bank, a federal association. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 11, 2008.

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