Form 10-K
period 2008-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2009-03-24
CIK 800080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including (864) 239-1000

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Limited Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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

  the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

  the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident lease terminations, or managing existing improvements on the site prior to resident lease terminations.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

The Views at Vinings
Mountain Apartments	$22,603	$ 8,034	5-30 yrs	S/L	$13,286

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate (1)	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

The Views at Vinings
Mountain Apartments	$13,800	5.77%	(2)	9/11/2013	$13,045

(1)   Fixed rate mortgage.

(2)   Interest only payments through October 2009.

(3)   See “Note B – Mortgage Note Payable” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

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

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2008	2007	2008	2007

The Views at Vinings Mountain Apartments	$11,026	$ 8,969	73%	85%

The Managing General Partner attributes the decrease in occupancy at The Views at Vinings Mountain Apartments to the ongoing redevelopment project at the property (as discussed below), during which time some units have been unavailable for lease.

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2008 for the Partnership’s property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)

The Views at Vinings Mountain Apartments	$ 143	2.87%

Capital Improvements

During the year ended December 31, 2008, the Partnership completed approximately $6,332,000 of capital improvements at The Views at Vinings Mountain Apartments primarily arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $112,000, construction period real estate taxes of approximately $16,000 and other construction period operating costs of approximately $6,000. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in March 2009 at a total cost of approximately $11,442,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of December 31, 2008, the Partnership has completed approximately $11,148,000 for property redevelopment, of which approximately $4,816,000 was completed during 2007 and 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. Certain other routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. Due to the extent of the redevelopment project at the property, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.   The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to the vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership offered and sold 26,111 Limited Partnership Units (the “Units”) aggregating $26,111,000.  As of December 31, 2008, there were 693 holders of record owning an aggregate of 26,111 Units.  Affiliates of the Managing General Partner owned 13,719 Units or 52.54% as of December 31, 2008.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions to the partners during the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2008 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2009 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 Units in the Partnership representing 52.54% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership recognized net losses of approximately $1,931,000 and $578,000 for the years ended December 31, 2008 and 2007, respectively.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues.  Total expenses increased due to increases in operating, depreciation, interest and property tax expenses.  General and administrative expense remained relatively constant for the comparable periods.  The increase in operating expenses is primarily due to an increase in advertising expenses at the Partnership’s investment property. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.  Interest expense increased due to an increase in interest on advances received from an affiliate of the Managing General Partner as a result of a higher average outstanding balance, a higher debt balance on the mortgage encumbering the property as a result of the September 2008 refinancing of the mortgage encumbering the property and a decrease in interest capitalized as a result of the redevelopment project at the property. The increase in property tax expense is primarily due to the resolution of the property’s 2006 assessed value during 2008, which resulted in the payment of additional amounts during 2008.

Included in general and administrative expenses for the years ended December 31, 2008 and 2007 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to an increase in rental income. Other income remained relatively constant for the comparable periods. Rental income increased primarily due to an increase in the average rental rate, partially offset by a decrease in occupancy at The Views at Vinings Mountain Apartments.

In July 2006, there was a fire at The Views at Vinings Mountain Apartments, causing damage to one unit.  Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2006 to cover the damages.  The Partnership recognized a casualty gain of approximately $5,000 for the year ended December 31, 2006 as a result of the receipt of insurance proceeds, offset by the write-off of the undepreciated damaged asset of approximately $4,000.  During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $4,000, as a result of the receipt of additional insurance proceeds of approximately $4,000.  During the year ended December 31, 2008, the Partnership recognized a casualty gain of approximately $8,000, as a result of the receipt of additional insurance proceeds of approximately $8,000.

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in March 2009 at a total cost of approximately $11,442,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the related assets.  During the years ended December 31, 2008 and 2007, approximately $112,000 and $158,000, respectively, of construction period interest, approximately $16,000 and $12,000, respectively, of construction period real estate taxes and approximately $6,000 and $4,000, respectively, of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $142,000, compared to approximately $127,000 at December 31, 2007.  The increase in cash and cash equivalents of approximately $15,000 is due to approximately $7,131,000 of cash provided by financing activities, partially offset by approximately $6,349,000 and $767,000 of cash used in investing and operating activities, respectively.  Cash provided by financing activities consisted of proceeds received from the refinancing of the mortgage encumbering The Views at Vinings Mountain Apartments and advances received from an affiliate of the Managing General Partner, partially offset by repayment of advances received from an affiliate of the Managing General Partner, repayment of the existing mortgage encumbering the Partnership’s investment property, loan costs and a prepayment penalty paid and principal payments made on the mortgage encumbering The Views at Vinings Mountain Apartments.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in March 2009 at a total cost of approximately $11,442,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of December 31, 2008, the Partnership has completed approximately $11,148,000 for property redevelopment, of which approximately $4,816,000 was completed during 2007 and 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. Certain other routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund advances to the Partnership.Due to the extent of the redevelopment project at the property, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $6,398,000 and $4,302,000 to fund the redevelopment project, a rate lock deposit associated with the September 2008 refinancing and operating expenses at The Views at Vinings Mountain Apartments during the years ended December 31, 2008 and 2007, respectively.  Interest is charged at the prime rate plus 2% (5.25% at December 31, 2008). Interest expense amounted to approximately $447,000 and $291,000 for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership made payments on the outstanding advances and accrued interest of approximately $8,620,000 and $36,000, from proceeds from the refinancing of the mortgage encumbering the property and cash from operations, respectively. At December 31, 2008 and 2007, the amount of the outstanding advances and accrued interest was approximately $3,407,000 and $5,182,000, respectively, and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of the ongoing redevelopment and payments of amounts due to affiliates) of the Partnership. On September 11, 2008, the Partnership refinanced the mortgage encumbering The Views at Vinings Mountain Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,754,000, with a new mortgage loan in the principal amount of $13,800,000. The new mortgage loan bears interest at 5.77% per annum and requires monthly payments of interest only of approximately $66,000 beginning on November 1, 2008 through October 1, 2009. Beginning on November 1, 2009, the new mortgage loan will require monthly payments of principal and interest of approximately $81,000, through the September 11, 2013 maturity date. The new mortgage loan has a balloon payment of approximately $13,045,000 due at maturity.  On September 11, 2010, if the Partnership does not meet a prescribed debt service coverage ratio, the Partnership will be required to make an additional payment of principal to reduce the outstanding principal balance to the prescribed debt service coverage ratio. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recognized a loss on the early extinguishment of debt of approximately $19,000, which is included in interest expense, as a result of a prepayment penalty. Total capitalized loan costs in connection with the new mortgage were approximately $262,000 and are included in other assets on the balance sheet as of December 31, 2008, which is included in “Item 8. Financial Statements and Supplementary Data”.  Loan costs associated with the previous mortgage were fully amortized.

There were no distributions to the partners during the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2008 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 Units in the Partnership representing 52.54% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

FOX STRATEGIC HOUSING INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2008 and 2007

      Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

      Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Fox Strategic Housing Income Partners

We have audited the accompanying balance sheets of Fox Strategic Housing Income Partners as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fox Strategic Housing Income Partners at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

FOX STRATEGIC HOUSING INCOME PARTNERS
BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 142	$ 127
Receivables and deposits	25	71
Other assets	316	45
Investment property (Notes B and F):
Land	1,981	1,981
Buildings and related personal property	20,622	14,290
	22,603	16,271
Less accumulated depreciation	(8,034)	(6,552)
	14,569	9,719
	$ 15,052	$ 9,962
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 247	$ 262
Tenant security deposit liabilities	39	23
Due to affiliates (Note D)	3,700	5,631
Other liabilities	46	66
Mortgage note payable (Note B)	13,800	4,829
	17,832	10,811

Partners' Deficit
General partner	(1,678)	(579)
Limited partners (26,111 units issued and	(1,102)	(270)
outstanding)	(2,780)	(849)
	$ 15,052	$ 9,962

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$ 1,413	$ 1,349
Other income	130	133
Total revenues	1,543	1,482

Expenses:
Operating	877	800
General and administrative	122	116
Depreciation	1,482	530
Interest	853	486
Property taxes	148	132
Total expenses	3,482	2,064

Casualty gain (Note E)	8	4
Net loss (Note C)	$(1,931)	$ (578)

Net loss allocated to general partner	$(1,099)	$ (6)
Net loss allocated to limited partners	(832)	(572)
	$(1,931)	$ (578)

Net loss per limited partnership unit	$(31.86)	$(21.91)

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' (deficiency) capital at
December 31, 2006	26,111	$ (573)	$ 302	$ (271)

Net loss for the year ended
December 31, 2007	--	(6)	(572)	(578)

Partners' deficit at
December 31, 2007	26,111	(579)	(270)	(849)

Net loss for the year ended
December 31, 2008	--	(1,099)	(832)	(1,931)

Partners’ deficit at
December 31, 2008	26,111	$(1,678)	$(1,102)	$(2,780)

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (1,931)	$ (578)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	1,482	530
Amortization of loan costs	22	15
Casualty gain	(8)	(4)
Loss on early extinguishment of debt	19	--
Change in accounts:
Receivables and deposits	46	(13)
Other assets	(31)	(11)
Accounts payable	10	18
Tenant security deposit liabilities	16	2
Due to affiliates	(372)	315
Other liabilities	(20)	1
Net cash (used in) provided by operating
activities	(767)	275

Cash flows from investing activities:
Insurance proceeds received	8	4
Property improvements and replacements	(6,357)	(4,497)
Net cash used in investing activities	(6,349)	(4,493)

Cash flows from financing activities:
Loan costs paid	(262)	--
Repayment of mortgage note payable	(4,754)	--
Payments on mortgage note payable	(75)	(107)
Proceeds from mortgage note payable	13,800	--
Prepayment penalty	(19)	--
Advances from affiliate	6,398	4,302
Payments on advances from affiliate	(7,957)	--
Net cash provided by financing activities	7,131	4,195

Net increase (decrease) in cash and cash equivalents	15	(23)

Cash and cash equivalents at beginning of year	127	150

Cash and cash equivalents at end of year	$ 142	$ 127

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,044	$ 203
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 177	$ 202

Included in property improvements and replacements for the year ended December 31, 2007 are approximately $14,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

FOX STRATEGIC HOUSING INCOME PARTNERS

Notes To Financial Statements

December 31, 2008

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

In accordance with the Partnership Agreement, the Partnership’s net income in any year is allocated 20% to the general partner and 80% to the limited partners until the general partner is allocated 2.0408% of the total Original Invested Capital or approximately $533,000. For the year ended December 31, 2007, the Partnership’s net loss was allocated 100% to the limited partners until the limited partners had a zero balance in their Capital Account. The remaining unallocated loss was allocated 2% to the general partner and 98% to the limited partners. For the year ended December 31, 2008, the Partnership’s net loss was allocated 2% to the general partner and 98% to the limited partners to the extent of Partnership Minimum Gain, as defined in the Partnership Agreement. The remaining unallocated loss was allocated 100% to the general partner.

Fair Value of Financial Instruments:  Statement of Financial Accounting Standards (“SFAS”) No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

Investment Property:  Investment property consists of one apartment complex and is stated at cost. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2008 and 2007, the Partnership capitalized construction period interest of approximately $112,000 and $158,000, respectively, construction period real estate taxes of approximately $16,000 and $12,000, respectively, and other construction period operating costs of approximately $6,000 and $4,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the rental property and personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $103,000 and $100,000 at December 31, 2008 and 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs:  At December 31, 2008 and 2007, loan costs of approximately $262,000 and $153,000, respectively, less accumulated amortization of approximately $11,000 and $142,000, respectively, are included in other assets.  The loan costs are amortized over the term of the related loan agreement. Amortization expense for the years ended December 31, 2008 and 2007 was approximately $22,000 and $15,000, respectively. Amortization expense, which is included in interest expense, is expected to be approximately $53,000 for each of the years 2009 through 2012 and approximately $39,000 for 2013.

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

Advertising:  The Partnership expenses the costs of advertising as incurred.  Advertising expense of approximately $169,000 and $92,000 for the years ended December 31, 2008 and 2007, respectively, were charged to operating expense.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Pronouncement: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Mortgage Note Payable

The principal terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)

The Views at Vinings
Mountain Apartments	$13,800	$ 4,829	$ 66	5.77%	09/11/2013	$13,045

On September 11, 2008, the Partnership refinanced the mortgage encumbering The Views at Vinings Mountain Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,754,000, with a new mortgage loan in the principal amount of $13,800,000.  The new mortgage loan bears interest at 5.77% per annum and requires monthly payments of interest only of approximately $66,000 beginning on November 1, 2008 through October 1, 2009. Beginning on November 1, 2009, the new mortgage loan will require monthly payments of principal and interest of approximately $81,000, through the September 11, 2013 maturity date. The new mortgage loan has a balloon payment of approximately $13,045,000 due at maturity.  On September 11, 2010, if the Partnership does not meet a prescribed debt service coverage ratio, the Partnership will be required to make an additional payment of principal to reduce the outstanding principal balance to the prescribed debt service coverage ratio.  The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recognized a loss on the early extinguishment of debt of approximately $19,000, which is included in interest expense, as a result of a prepayment penalty. Total capitalized loan costs in connection with the new mortgage were approximately $262,000 and are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$ 29
2010	179
2011	189
2012	200
2013	13,203
Total	$13,800

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of net loss as reported in the financial statements and Federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	2008	2007

Net loss as reported	$(1,931)	$ (578)
Deduct:
Depreciation differences	(580)	(72)
Other	(16)	16
Federal taxable loss	$(2,527)	$ (634)

Federal taxable loss per
limited partnership unit	$(30.30)	$ --

For 2008 and 2007, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2008	2007
Net liabilities as reported	$(2,780)	$ (849)
Land and buildings	129	(1)
Accumulated depreciation	(1,154)	(574)
Syndication and distribution costs	757	757
Other	(34)	112
Net liabilities - Federal tax basis	$(3,082)	$ (555)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $73,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $47,000 for each of the years ended December 31, 2008 and 2007, which is included in general and administrative expenses. In connection with the redevelopment project (as discussed in “Note F”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $436,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $227,000 and $161,000 in redevelopment supervision fees during the years ended December 31, 2008 and 2007, respectively, which are included in investment property.  At December 31, 2008 and 2007, approximately $21,000 and $177,000, respectively, of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $6,398,000 and $4,302,000 to fund the redevelopment project, a rate lock deposit associated with the September 2008 refinancing and operating expenses at The Views at Vinings Mountain Apartments during the years ended December 31, 2008 and 2007, respectively.  Interest is charged at the prime rate plus 2% (5.25% at December 31, 2008). Interest expense amounted to approximately $447,000 and $291,000 for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership made payments on the outstanding advances and accrued interest of approximately $8,620,000 and $36,000, from proceeds from the refinancing of the mortgage encumbering the property and cash from operations, respectively. At December 31, 2008 and 2007, the amount of the outstanding advances and accrued interest was approximately $3,407,000 and $5,182,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the years ended December 31, 2008 and 2007 as there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at both December 31, 2008 and 2007 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $46,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 limited partnership units (the “Units”) in the Partnership representing 52.54% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the General Partner.

Note E – Casualty Event

In July 2006, there was a fire at The Views at Vinings Mountain Apartments, causing damage to one unit. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $5,000 for the year ended December 31, 2006 as a result of the receipt of insurance proceeds, offset by the write-off of the undepreciated damaged asset of approximately $4,000. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $4,000, as a result of the receipt of additional insurance proceeds of approximately $4,000. During the year ended December 31, 2008, the Partnership recognized a casualty gain of approximately $8,000, as a result of the receipt of additional insurance proceeds of approximately $8,000.

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Views at Vinings Mountain
Apartments	$13,800	$ 1,981	$ 7,366	$13,256

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
The Views at Vinings
Mountain Apartments	$ 1,981	$20,622	$22,603	$ 8,034	1982	09/87	5-30 yrs

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in March 2009 at a total cost of approximately $11,442,000. The redevelopment is expected to consist of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of December 31, 2008, the Partnership has completed approximately $11,148,000 for property redevelopment, of which approximately $4,816,000 was completed during 2007 and 2006. The Partnership expects to fund the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the related assets.  During the years ended December, 2008 and 2007, approximately $112,000 and $158,000, respectively, of construction period interest, approximately $16,000 and $12,000, respectively, of construction period real estate taxes, and approximately $6,000 and $4,000, respectively, of other construction period operating costs were capitalized.

Reconciliation of "investment property and accumulated depreciation" (in thousands):

	Years Ended December 31,
	2008	2007

Investment Property
Balance at beginning of year	$16,271	$11,586
Property improvements	6,332	4,685
Balance at end of year	$22,603	$16,271

Accumulated Depreciation
Balance at beginning of year	$ 6,552	$ 6,022
Additions charged to expense	1,482	530
Balance at end of year	$ 8,034	$ 6,552

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $22,474,000 and $16,262,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $9,188,000 and $7,126,000, respectively.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.   The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The general partner of Fox Strategic Housing Income Partners (the “Partnership” or the “Registrant”) is Fox Partners VIII (the “General Partner”). The general partners of Fox Partners VIII are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner”) and Fox Realty Investors (“FRI”).  The names and ages of, as well as the positions and offices held by, the present officers and directors of the Managing General Partner are set forth below.  There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2008.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $73,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $47,000 for each of the years ended December 31, 2008 and 2007, which is included in general and administrative expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. In connection with the redevelopment project, an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $436,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $227,000 and $161,000 in redevelopment supervision fees during the years ended December 31, 2008 and 2007, respectively, which are included in investment property on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2008 and 2007, approximately $21,000 and $177,000, respectively of these accountable administrative expenses remain unpaid and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $6,398,000 and $4,302,000 to fund the redevelopment project, a rate lock deposit associated with the September 2008 refinancing and operating expenses at The Views at Vinings Mountain Apartments during the years ended December 31, 2008 and 2007, respectively.  Interest is charged at the prime rate plus 2% (5.25% at December 31, 2008). Interest expense amounted to approximately $447,000 and $291,000 for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership made payments on the outstanding advances and accrued interest of approximately $8,620,000 and $36,000, from proceeds from the refinancing of the mortgage encumbering the property and cash from operations, respectively. At December 31, 2008 and 2007, the amount of the outstanding advances and accrued interest was approximately $3,407,000 and $5,182,000, respectively, and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the years ended December 31, 2008 and 2007 as there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at both December 31, 2008 and 2007 amounted to approximately $272,000 and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $46,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 Units in the Partnership representing 52.54% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the General Partner.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees. Fees for audit services totaled approximately $43,000 and $35,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $6,000 and $7,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

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

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 23, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2009
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

10.7        Promissory Note, dated September 11, 2008, between Fox Strategic Housing Income Partners, a California limited partnership, and Washington Mutual Bank, a federal association. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 11, 2008)

10.8        Deed of Secure Debt, Security Agreement and Assignment of Leases and Rents, dated September 11, 2008, between Fox Strategic Housing Income Partners, a California limited partnership, and Washington Mutual Bank, a federal association. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 11, 2008)

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