Form 10-Q
period 2009-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2009-05-15
CIK 800080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 87	$ 142
Receivables and deposits	19	25
Other assets	276	316
Investment property:
Land	1,981	1,981
Buildings and related personal property	20,669	20,622
	22,650	22,603
Less accumulated depreciation	(8,555)	(8,034)
	14,095	14,569
	$14,477	$15,052

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 241	$ 247
Tenant security deposit liabilities	40	39
Due to affiliates (Note B)	3,654	3,700
Accrued property taxes	37	--
Other liabilities	54	46
Mortgage note payable	13,800	13,800
	17,826	17,832

Partners' Deficit
General partner	(1,689)	(1,678)
Limited partners (26,111 units issued and	(1,660)	(1,102)
outstanding)	(3,349)	(2,780)
	$14,477	$15,052

Note:   The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Rental income	$ 441	$ 291
Other income	36	30
Total revenues	477	321

Expenses:
Operating	216	210
General and administrative	30	28
Depreciation	521	213
Interest	258	138
Property taxes	21	30
Total expenses	1,046	619

Net loss	$ (569)	$ (298)

Net loss allocated to general partner	$ (11)	$ (6)
Net loss allocated to limited partners	(558)	(292)
	$ (569)	$ (298)

Net loss per limited partnership unit	$(21.37)	$(11.18)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' deficit
at December 31, 2008	26,111	$(1,678)	$(1,102)	$(2,780)

Net loss for the three months
ended March 31, 2009	--	(11)	(558)	(569)

Partners' deficit
at March 31, 2009	26,111	$(1,689)	$(1,660)	$(3,349)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (569)	$ (298)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	521	213
Amortization of loan costs	12	4
Bad debt expense	10	11
Change in accounts:
Receivables and deposits	(4)	(25)
Other assets	(1)	(43)
Accounts payable	23	2
Tenant security deposit liabilities	1	6
Accrued property taxes	37	38
Other liabilities	8	(20)
Due to affiliates	(46)	129
Net cash (used in) provided by operating
activities	(8)	17

Cash flows used in investing activities:
Property improvements and replacements	(76)	(1,294)

Cash flows from financing activities:
Payments on mortgage note payable	--	(27)
Loan costs refunded	29	--
Advances from affiliate	--	1,258
Net cash provided by financing activities	29	1,231

Net decrease in cash and cash equivalents	(55)	(46)

Cash and cash equivalents at beginning of period	142	127

Cash and cash equivalents at end of period	$ 87	$ 81

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 204	$ 15
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 148	$ 770

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $177,000 and $202,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII (the “General Partner”) is the general partner of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the “Managing General Partner”), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $25,000 and $15,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $9,000 and $11,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses.  In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $440,000 based on current estimated redevelopment costs. During the three months ended March 31, 2009 and 2008, the Partnership was charged approximately $22,000 and $47,000, respectively, in redevelopment supervision fees, which is included in investment property. At December 31, 2008, approximately $21,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates. No such amounts were unpaid at March 31, 2009.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $1,258,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments during the three months ended March 31, 2008. No such advances were made during the three months ended March 31, 2009. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense amounted to approximately $45,000 and $116,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, the Partnership made payments on the outstanding accrued interest of approximately $70,000 from cash from operations. No such payments were made during the three months ended March 31, 2008. At March 31, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest was approximately $3,382,000 and $3,407,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, the Partnership made a payment of approximately $50,000 on the outstanding advances and accrued interest.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the three months ended March 31, 2009 and 2008 as there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at both March 31, 2009 and December 31, 2008 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $16,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $37,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment of Property

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in June 2009 at a total cost of approximately $11,442,000. The redevelopment consists of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of March 31, 2009, the Partnership has completed approximately $11,195,000 for property redevelopment, of which approximately $11,148,000 was completed prior to 2009. The Partnership expects to fund the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2009 and 2008, approximately $1,000 and $65,000, respectively, of construction period interest, less than $1,000 and approximately $8,000, respectively, of construction period real estate taxes and less than $1,000 and approximately $2,000, respectively, of construction period operating costs were capitalized.

Note D – Contingencies

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

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

The Views at Vinings Mountain Apartments	87%	67%
Atlanta, Georgia

The Managing General Partner attributes the increase in occupancy at The Views at Vinings Mountain Apartments to units becoming available for rent which had previously been unavailable for lease as a result of the ongoing redevelopment project at the property.

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

Results of Operations

The Partnership recognized net losses of approximately $569,000 and $298,000 for the three months ended March 31, 2009 and 2008, respectively.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues.  Total expenses increased primarily due to increases in depreciation and interest expenses, partially offset by a decrease in property tax expense. Operating and general and administrative expenses remained relatively constant for the comparable periods. Depreciation expense increased due to assets being placed into service over the past twelve months as a result of the substantial completion of the redevelopment at the property.  Interest expense increased primarily due to a higher debt balance on the mortgage encumbering the property as a result of the September 2008 refinancing of the mortgage encumbering the property and a decrease in interest capitalized as a result of the substantial completion of the redevelopment project at the property, partially offset by a decrease in interest on advances received from an affiliate of the Managing General Partner as a result of a lower average outstanding balance.  Property tax expense decreased due to the receipt of refunds related to prior years during the three months ended March 31, 2009 as a result of the successful appeal of the assessed value of the Partnership’s investment property.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in both rental and other income.  Rental income increased due to increases in occupancy and the average rental rate at The Views at Vinings Mountain Apartments. Other income increased primarily due to increases in lease cancellation fees, partially offset by a decrease in late charges at the Partnership’s investment property.

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in June 2009 at a total cost of approximately $11,442,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the related assets.  During the three months ended March 31, 2009 and 2008, approximately $1,000 and $65,000, respectively, of construction period interest, less than $1,000 and approximately $8,000, respectively, of construction period real estate taxes and less than $1,000 and approximately $2,000, respectively, of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $87,000, compared to approximately $81,000 at March 31, 2008.  Cash and cash equivalents decreased approximately $55,000, from December 31, 2008, due to approximately $76,000 of cash used in investing activities and approximately $8,000 of cash used in operating activities, partially offset by approximately $29,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of loan costs refunded related to the September 2008 refinancing of the mortgage encumbering the property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2009, the Partnership completed approximately $47,000 of capital improvements at The Views at Vinings Mountain Apartments primarily arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $1,000. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. Based on current redevelopment plans, the Managing General Partner expects the redevelopment to be complete in June 2009 at a total cost of approximately $11,442,000. The redevelopment consists of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. As of March 31, 2009, the Partnership has completed approximately $11,195,000 for property redevelopment, of which approximately $11,148,000 was completed prior to 2009. The Partnership expects to fund the redevelopment from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. Certain other routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund advances to the Partnership. Due to the extent of the redevelopment project at the property, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $1,258,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments during the three months ended March 31, 2008. No such advances were made during the three months ended March 31, 2009. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense amounted to approximately $45,000 and $116,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, the Partnership made payments on the outstanding accrued interest of approximately $70,000 from cash from operations. No such payments were made during the three months ended March 31, 2008. At March 31, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest was approximately $3,382,000 and $3,407,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, the Partnership made a payment of approximately $50,000 on the outstanding advances and accrued interest.

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

There were no distributions to the partners during the three months ended March 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2009 and the property redevelopment, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 limited partnership units (the "Units") in the Partnership representing 52.54% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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