Form 10-Q
period 2009-06-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2009-08-13
CIK 800080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

BALANCE SHEETS

(in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 49	$ 142
Receivables and deposits	15	25
Other assets	249	316
Investment property:
Land	1,981	1,981
Buildings and related personal property	20,704	20,622
	22,685	22,603
Less accumulated depreciation	(9,074)	(8,034)
	13,611	14,569
	$13,924	$15,052

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 223	$ 247
Tenant security deposit liabilities	40	39
Due to affiliates (Note B)	3,630	3,700
Accrued property taxes	74	--
Other liabilities	36	46
Mortgage note payable	13,800	13,800
	17,803	17,832

Partners' Deficit
General partner	(1,700)	(1,678)
Limited partners (26,111 units issued and	(2,179)	(1,102)
outstanding)	(3,879)	(2,780)
	$13,924	$15,052

Note:   The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 449	$ 292	$ 890	$ 583
Other income	54	16	90	46
Total revenues	503	308	980	629

Expenses:
Operating	196	223	412	433
General and administrative	23	28	53	56
Depreciation	519	337	1,040	550
Interest	258	190	516	328
Property taxes	37	33	58	63
Total expenses	1,033	811	2,079	1,430

Net loss	$ (530)	$ (503)	$ (1,099)	$ (801)

Net loss allocated to general
partner	$ (11)	$ (10)	$ (22)	$ (16)
Net loss allocated to limited
partners	(519)	(493)	(1,077)	(785)

	$ (530)	$ (503)	$ (1,099)	$ (801)

Net loss per limited partnership
unit	$ (19.88)	$ (18.88)	$ (41.25)	$ (30.06)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	26,111	$ --	$ 26,111	$ 26,111

Partners' deficit
at December 31, 2008	26,111	$(1,678)	$(1,102)	$(2,780)

Net loss for the six months
ended June 30, 2009	--	(22)	(1,077)	(1,099)

Partners' deficit
at June 30, 2009	26,111	$(1,700)	$ (2,179)	$ (3,879)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,099)	$ (801)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,040	550
Amortization of loan costs	24	8
Bad debt expense	25	9
Change in accounts:
Receivables and deposits	(15)	(12)
Other assets	14	(49)
Accounts payable	7	(12)
Tenant security deposit liabilities	1	3
Accrued property taxes	74	77
Due to affiliates	(20)	283
Other liabilities	(10)	(1)
Net cash provided by operating activities	41	55

Cash flows used in investing activities:
Property improvements and replacements	(113)	(3,730)

Cash flows from financing activities:
Payments on mortgage note payable	--	(55)
Loan costs refunded	29	--
Payments on advances from affiliate	(50)	--
Advances from affiliate	--	3,735
Net cash (used in) provided by financing
activities	(21)	3,680

Net (decrease) increase in cash and cash equivalents	(93)	5

Cash and cash equivalents at beginning of period	142	127

Cash and cash equivalents at end of period	$ 49	$ 132

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 420	$ 58
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 146	$ 710

Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $177,000 and $202,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII (the “General Partner”) is the general partner of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the “Managing General Partner”), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $49,000 and $31,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $14,000 and $22,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses.  In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $440,000 based on current redevelopment costs. During the six months ended June 30, 2009 and 2008, the Partnership was charged approximately $23,000 and $146,000, respectively, in redevelopment supervision fees, which is included in investment property. At December 31, 2008, approximately $21,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates. No such amounts were unpaid at June 30, 2009.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $3,735,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments during the six months ended June 30, 2008. No such advances were made during the six months ended June 30, 2009. Interest is charged at the prime rate plus 2% (5.25% at June 30, 2009). Interest expense amounted to approximately $89,000 and $256,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, the Partnership made payments on the outstanding advances and accrued interest of approximately $138,000 from cash from operations. No such payments were made during the six months ended June 30, 2008. At June 30, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest was approximately $3,358,000 and $3,407,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the six months ended June 30, 2009 and 2008 as there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at both June 30, 2009 and December 31, 2008 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $22,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $37,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment of Property

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. The redevelopment was completed in June 2009 at a total cost of approximately $11,222,000, of which approximately $11,148,000 was completed prior to 2009. The redevelopment consisted of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. The Partnership funded the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the six months ended June 30, 2009 and 2008, approximately $1,000 and $101,000, respectively, of construction period interest, less than $1,000 and approximately $14,000, respectively, of construction period real estate taxes and less than $1,000 and approximately $5,000, respectively, of construction period operating costs were capitalized.

Note D – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

The Views at Vinings Mountain Apartments
Atlanta, Georgia	87%	64%

The Managing General Partner attributes the increase in occupancy at The Views at Vinings Mountain Apartments to units available for rent which had previously been unavailable for lease as a result of the redevelopment project at the property.

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

Results of Operations

The Partnership recognized net losses of approximately $530,000 and $1,099,000 for the three and six months ended June 30, 2009, respectively, compared to net losses of approximately $503,000 and $801,000 for the three and six months ended June 30, 2008, respectively. The increase in net loss for both the three and six months ended June 30, 2009 is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased for both periods due to increases in both depreciation and interest expense, partially offset by a decrease in operating expenses. Both property tax and general and administrative expenses remained relatively constant for both periods. Depreciation expense increased for both periods due to assets being placed into service over the past twelve months as a result of the completion of the redevelopment at the property. Interest expense increased for both periods primarily due to a higher debt balance as a result of the September 2008 refinancing of the mortgage encumbering the property and a decrease in interest capitalized as a result of the completion of the redevelopment project at the property, partially offset by a decrease in interest on advances received from an affiliate of the Managing General Partner as a result of a lower average outstanding balance. The decrease in operating expenses for both periods is primarily due to decreases in advertising and temporary personnel expenses at the Partnership’s investment property.

Included in general and administrative expenses for both the three and six months ended June 30, 2009 and 2008 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for both the three and six months ended June 30, 2009 is due to increases in both rental and other income. The increase in rental income for both periods is due to increases in occupancy and the average rental rate at The Views at Vinings Mountain Apartments. The increase in other income for both periods is primarily due to an increase in lease cancellation fees at the Partnership’s investment property.

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. The redevelopment was completed in June 2009 at a total cost of approximately $11,222,000. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets.  During the six months ended June 30, 2009 and 2008, approximately $1,000 and $101,000, respectively, of construction period interest, less than $1,000 and approximately $14,000, respectively, of construction period real estate taxes and less than $1,000 and approximately $5,000, respectively, of construction period operating costs were capitalized.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $49,000, compared to approximately $132,000 at June 30, 2008.  Cash and cash equivalents decreased approximately $93,000, from December 31, 2008, due to approximately $113,000 and $21,000 of cash used in investing and financing activities, respectively, partially offset by approximately $41,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on advances from an affiliate of the Managing General Partner, partially offset by loan costs refunded related to the September 2008 refinancing of the mortgage encumbering the property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2009, the Partnership completed approximately $74,000 of capital improvements at The Views at Vinings Mountain Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $1,000. Additional capital improvements of approximately $8,000 were completed, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. The redevelopment was completed in June 2009 at a total cost of approximately $11,222,000, of which approximately $11,148,000 was completed prior to 2009. The redevelopment consisted of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. The Partnership funded the redevelopment from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. Certain other routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund advances to the Partnership. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $3,735,000 to fund the redevelopment project and operating expenses at The Views at Vinings Mountain Apartments during the six months ended June 30, 2008. No such advances were made during the six months ended June 30, 2009. Interest is charged at the prime rate plus 2% (5.25% at June 30, 2009). Interest expense amounted to approximately $89,000 and $256,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, the Partnership made payments on the outstanding advances and accrued interest of approximately $138,000 from cash from operations. No such payments were made during the six months ended June 30, 2008. At June 30, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest was approximately $3,358,000 and $3,407,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and payments of amounts due to affiliates) of the Partnership. On September 11, 2008, the Partnership refinanced the mortgage encumbering The Views at Vinings Mountain Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,754,000, with a new mortgage loan in the principal amount of $13,800,000.  The new mortgage loan bears interest at 5.77% per annum and requires monthly payments of interest only of approximately $66,000 beginning on November 1, 2008 through October 1, 2009. Beginning on November 1, 2009, the new mortgage loan will require monthly payments of principal and interest of approximately $81,000, through the September 11, 2013 maturity date. The new mortgage loan has a balloon payment of approximately $13,045,000 due at maturity.  On September 11, 2010, if the Partnership does not meet a prescribed debt service coverage ratio, the Partnership will be required to make an additional payment of principal to reduce the outstanding principal balance to the prescribed debt service coverage ratio.

There were no distributions to the partners during the six months ended June 30, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 limited partnership units (the "Units") in the Partnership representing 52.54% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     Exhibits

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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