Form 10-Q
period 2009-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2009-11-13
CIK 800080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 32	$ 142
Receivables and deposits	24	25
Other assets	234	316
Investment property:
Land	1,981	1,981
Buildings and related personal property	20,861	20,622
	22,842	22,603
Less accumulated depreciation	(9,594)	(8,034)
	13,248	14,569
	$13,538	$15,052

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 346	$ 247
Tenant security deposit liabilities	36	39
Due to affiliates (Note B)	3,624	3,700
Accrued property taxes	112	--
Other liabilities	40	46
Mortgage note payable (Note F)	13,800	13,800
	17,958	17,832

Partners' Deficit
General partner	(1,711)	(1,678)
Limited partners (26,111 units issued and	(2,709)	(1,102)
outstanding)	(4,420)	(2,780)
	$13,538	$15,052

Note:   The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 491	$ 385	$ 1,381	$ 968
Other income	36	39	126	85
Total revenues	527	424	1,507	1,053

Expenses:
Operating	222	250	634	683
General and administrative	26	31	79	87
Depreciation	520	443	1,560	993
Interest	263	270	779	598
Property taxes	37	52	95	115
Total expenses	1,068	1,046	3,147	2,476

Casualty gain (Note E)	--	8	--	8
Net loss	$ (541)	$ (614)	$(1,640)	$(1,415)

Net loss allocated to general
partner	$ (11)	$ (567)	$ (33)	$ (583)
Net loss allocated to limited
partners	(530)	(47)	(1,607)	(832)

	$ (541)	$ (614)	$(1,640)	$(1,415)

Net loss per limited partnership
unit	$(20.30)	$ (1.80)	$(61.54)	$(31.86)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' deficit
at December 31, 2008	26,111	$(1,678)	$(1,102)	$(2,780)

Net loss for the nine months
ended September 30, 2009	--	(33)	(1,607)	(1,640)

Partners' deficit
at September 30, 2009	26,111	$(1,711)	$(2,709)	$(4,420)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,640)	$(1,415)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation	1,560	993
Amortization of loan costs	35	10
Casualty gain	--	(8)
Loss on early extinguishment of debt	--	19
Change in accounts:
Receivables and deposits	1	49
Other assets	18	(116)
Accounts payable	22	124
Tenant security deposit liabilities	(3)	16
Accrued property taxes	112	--
Due to affiliates	(18)	(431)
Other liabilities	(6)	(29)
Net cash provided by (used in) operating
activities	81	(788)

Cash flows from investing activities:
Insurance proceeds received	--	8
Property improvements and replacements	(162)	(5,229)
Net cash used in investing activities	(162)	(5,221)

Cash flows from financing activities:
Loan costs refunded	29	--
Loan costs paid	--	(235)
Repayment of mortgage note payable	--	(4,754)
Payments on mortgage note payable	--	(75)
Proceeds from mortgage note payable	--	13,800
Prepayment penalty	--	(19)
Advances from affiliate	--	5,486
Payments on advances from affiliate	(58)	(7,957)
Net cash (used in) provided by financing
activities	(29)	6,246

Net (decrease) increase in cash and cash equivalents	(110)	237

Cash and cash equivalents at beginning of period	142	127

Cash and cash equivalents at end of period	$ 32	$ 364

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 661	$ 846
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 254	$ 404

Included in property improvements and replacements for the nine months ended September 30, 2009 and 2008 are approximately $177,000 and $202,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII (the “General Partner”) is the general partner of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the “Managing General Partner”), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $73,000 and $49,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $21,000 and $33,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses.  In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $440,000 based on redevelopment costs. During the nine months ended September 30, 2009 and 2008, the Partnership was charged approximately $23,000 and $209,000, respectively, in redevelopment supervision fees, which is included in investment property. At December 31, 2008, approximately $21,000 of these accountable administrative expenses were unpaid and were included in due to affiliates. No such amounts were unpaid at September 30, 2009.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $5,486,000 to fund the redevelopment project, a rate lock deposit associated with the refinancing and operating expenses at The Views at Vinings Mountain Apartments during the nine months ended September 30, 2008. No such advances were made during the nine months ended September 30, 2009. Interest is charged at the prime rate plus 2% (5.25% at September 30, 2009). Interest expense amounted to approximately $133,000 and $405,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Partnership made payments on the outstanding advances and accrued interest of approximately $188,000 and $8,620,000, respectively, from cash from operations and proceeds from the refinancing of the mortgage encumbering the property, respectively. At September 30, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest was approximately $3,352,000 and $3,407,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $250,000 to fund capital improvements and real estate taxes at The Views at Vinings Mountain Apartments.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the nine months ended September 30, 2009 and 2008 as there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at both September 30, 2009 and December 31, 2008 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $22,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $37,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment of Property

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. The redevelopment was completed in June 2009 at a total cost of approximately $11,222,000, of which approximately $11,148,000 was completed prior to 2009. The redevelopment consisted of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. The Partnership funded the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets. During the nine months ended September 30, 2009 and 2008, approximately $1,000 and $111,000, respectively, of construction period interest, less than $1,000 and approximately $16,000, respectively, of construction period real estate taxes and less than $1,000 and approximately $6,000, respectively, of construction period operating costs were capitalized.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

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

Note F – Mortgage Financing

On September 11, 2008, the Partnership refinanced the mortgage encumbering The Views at Vinings Mountain Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,754,000, with a new mortgage loan in the principal amount of $13,800,000.  The new mortgage loan bears interest at 5.77% per annum and requires monthly payments of interest only of approximately $66,000 beginning on November 1, 2008 through October 1, 2009. Beginning on November 1, 2009, the new mortgage loan will require monthly payments of principal and interest of approximately $81,000, through the September 11, 2013 maturity date. The new mortgage loan has a balloon payment of approximately $13,045,000 due at maturity.  On September 11, 2010, if the Partnership does not meet a prescribed debt service coverage ratio, the Partnership will be required to make an additional payment of principal to reduce the outstanding principal balance to the prescribed debt service coverage ratio.  The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recognized a loss on the early extinguishment of debt of approximately $19,000, which is included in interest expense, as a result of a prepayment penalty. Total capitalized loan costs in connection with the new mortgage were approximately $235,000 for the nine months ended September 30, 2008, approximately $29,000 of which was refunded during the nine months ended September 30, 2009, and are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

The Views at Vinings Mountain Apartments
Atlanta, Georgia	89%	68%

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

Results of Operations

The Partnership recognized net losses of approximately $541,000 and $1,640,000 for the three and nine months ended September 30, 2009, respectively, compared to net losses of approximately $614,000 and $1,415,000 for the three and nine months ended September 30, 2008, respectively.  The decrease in net loss for the three months ended September 30, 2009 is due to an increase in total revenues, partially offset by an increase in total expenses.  The increase in net loss for the nine months ended September 30, 2009 is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total revenues for the three months ended September 30, 2009 is due to an increase in rental income. Other income remained relatively constant for the three months ended September 30, 2009. The increase in total revenues for the nine months ended September 30, 2009 is due to increases in both rental and other income.  The increase in rental income for both periods is due to increases in occupancy and the average rental rate at The Views at Vinings Mountain Apartments. The increase in other income for the nine months ended September 30, 2009 is primarily due to increases in resident utility reimbursements and lease cancellation fees at the Partnership’s investment property.

Total expenses increased for the three months ended September 30, 2009 due to an increase in depreciation expense, partially offset by decreases in operating, general and administrative, interest and property tax expenses. Total expenses increased for the nine months ended September 30, 2009 due to increases in depreciation and interest expenses, partially offset by decreases in operating, general and administrative and property tax expenses.  Depreciation expense increased for both periods due to assets being placed into service over the past twelve months as a result of the completion of the redevelopment at the property.  Operating expense decreased for both the three and nine months ended September 30, 2009 primarily due to a decrease in advertising expenses, partially offset by increases in property management fees, as a result of an increase in rental income upon which the fee is based, and contract services at the Partnership’s investment property. The decrease in interest expense for the three months ended September 30, 2009 is due to a decrease in interest on advances received from an affiliate of the Managing General Partner as a result of a lower average outstanding balance, partially offset by an increase in interest due to a higher debt balance as a result of the September 2008 refinancing of the mortgage encumbering the property. The increase in interest expense for the nine months ended September 30, 2009 is due to a higher debt balance as a result of the September 2008 refinancing of the mortgage encumbering the property and a decrease in interest capitalized as a result of the completion of the redevelopment project at the property, partially offset by a decrease in interest on advances received from an affiliate of the Managing General Partner as a result of a lower average outstanding balance.  Property tax expense decreased for both the three and nine months ended September 30, 2009 due to the payment of taxes in 2008 relating to a prior year in conjunction with the September 2008 refinancing of the mortgage encumbering the property.

The decrease in general and administrative expenses for both the three and nine months ended September 30, 2009 is primarily due to a decrease in reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. The redevelopment was completed in June 2009 at a total cost of approximately $11,222,000. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets.  During the nine months ended September 30, 2009 and 2008, approximately $1,000 and $111,000, respectively, of construction period interest, less than $1,000 and approximately $16,000, respectively, of construction period real estate taxes and less than $1,000 and approximately $6,000, respectively, of construction period operating costs were capitalized.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $32,000, compared to approximately $142,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $110,000 due to approximately $162,000 and $29,000 of cash used in investing and financing activities, respectively, partially offset by approximately $81,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on advances from an affiliate of the Managing General Partner, partially offset by loan costs refunded related to the September 2008 refinancing of the mortgage encumbering the property.

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

During the nine months ended September 30, 2009, the Partnership completed approximately $74,000 of capital improvements at The Views at Vinings Mountain Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $1,000. Additional capital improvements of approximately $165,000 were completed during the nine months ended September 30, 2009, which consisted primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. The redevelopment was completed in June 2009 at a total cost of approximately $11,222,000, of which approximately $11,148,000 was completed prior to 2009. The redevelopment consisted of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. The Partnership funded the redevelopment from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. Certain other routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund advances to the Partnership. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $5,486,000 to fund the redevelopment project, a rate lock deposit associated with the refinancing and operating expenses at The Views at Vinings Mountain Apartments during the nine months ended September 30, 2008. No such advances were made during the nine months ended September 30, 2009. Interest is charged at the prime rate plus 2% (5.25% at September 30, 2009). Interest expense amounted to approximately $133,000 and $405,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Partnership made payments on the outstanding advances and accrued interest of approximately $188,000 and $8,620,000, respectively, from cash from operations and proceeds from the refinancing of the mortgage encumbering the property, respectively. At September 30, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest was approximately $3,352,000 and $3,407,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $250,000 to fund capital improvements and real estate taxes at The Views at Vinings Mountain Apartments.

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

There were no distributions to the partners during the nine months ended September 30, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 limited partnership units (the "Units") in the Partnership representing 52.54% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

Date: November 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 13, 2009	By: /s/Stephen B. Waters
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

10.7        Promissory Note, dated September 11, 2008, between Fox Strategic Housing Income Partners, a California limited partnership, and Washington Mutual Bank, a federal association. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 11, 2008).

10.8        Deed of Secure Debt, Security Agreement and Assignment of Leases and Rents, dated September 11, 2008, between Fox Strategic Housing Income Partners, a California limited partnership, and Washington Mutual Bank, a federal association. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 11, 2008).

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