Form 10-K
period 2009-12-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2010-03-29
CIK 800080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

The Views at Vinings
Mountain Apartments	$22,877	$10,120	5-30 yrs	S/L	$10,877

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

The Views at Vinings
Mountain Apartments	$13,771	5.77%	30 years	9/11/2013	$13,045

(1)   Fixed rate mortgage.

(2)   See “Note B – Mortgage Note Payable” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

On September 11, 2008, the Partnership refinanced the mortgage encumbering The Views at Vinings Mountain Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,754,000, with a new mortgage loan in the principal amount of $13,800,000.  The new mortgage loan bears interest at 5.77% per annum and requires monthly payments of interest only of approximately $66,000 beginning on November 1, 2008 through October 1, 2009. Beginning on November 1, 2009, the new mortgage loan requires monthly payments of principal and interest of approximately $81,000, through the September 11, 2013 maturity date. The new mortgage loan has a balloon payment of approximately $13,045,000 due at maturity.  On September 11, 2010, if the Partnership does not meet a prescribed debt service coverage ratio, the Partnership will be required to make an additional payment of principal to reduce the outstanding principal balance to the prescribed debt service coverage ratio.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2009	2008	2009	2008

The Views at Vinings Mountain Apartments	$11,552	$11,026	91%	73%

The Managing General Partner attributes the increase in occupancy at The Views at Vinings Mountain Apartments to units available for rent which had previously been unavailable for lease as a result of the redevelopment project, which was completed in June 2009, at the property.

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2009 for the Partnership’s property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)

The Views at Vinings Mountain Apartments	$ 145	2.88%

Capital Improvements

During the year ended December 31, 2009, the Partnership completed approximately $74,000 of capital improvements at The Views at Vinings Mountain Apartments primarily arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $1,000. Additional capital improvements of approximately $200,000 were completed during the year ended December 31, 2009, which consisted primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. The redevelopment was completed in June 2009 at a total cost of approximately $11,222,000, of which approximately $11,148,000 was completed prior to 2009. The redevelopment consisted of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. The Partnership funded the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants.  The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership offered and sold 26,111 Limited Partnership Units (the “Units”) aggregating $26,111,000.  As of December 31, 2009, there were 686 holders of record owning an aggregate of 26,111 Units.  Affiliates of the Managing General Partner owned 13,719 Units or 52.54% as of December 31, 2009.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions to the partners during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2010 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 Units in the Partnership representing 52.54% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Results of Operations

The Partnership recognized net losses of approximately $2,148,000 and $1,931,000 for the years ended December 31, 2009 and 2008, respectively.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues.  Total expenses increased due to increases in depreciation and interest expenses, partially offset by decreases in operating, general and administrative and property tax expenses. Depreciation expense increased primarily due to assets placed into service during the past twelve months as a result of the completion of the redevelopment at the property.  Interest expense increased primarily due to a higher debt balance as a result of the September 2008 refinancing of the mortgage encumbering the property and a decrease in interest capitalized as a result of the completion of the redevelopment project at the property, partially offset by a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower average outstanding balance.  The decrease in operating expenses is primarily due to a decrease in advertising expense, partially offset by increases in property management fees as a result of an increase in rental income upon which the fee is based, and maintenance supplies at the Partnership’s investment property. The decrease in property tax expense is due to the payment of taxes in 2008 relating to a prior year in conjunction with the September 2008 refinancing of the mortgage encumbering the property.

The decrease in general and administrative expense is primarily due to a decrease in reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income.  Rental income increased due to increases in both occupancy and the average rental rate at The Views at Vinings Mountain Apartments.  Other income increased primarily due to increases in resident utility reimbursements and lease cancellation fees at the Partnership’s investment property.

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

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. The redevelopment was completed in June 2009 at a total cost of approximately $11,222,000. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets. During the years ended December 31, 2009 and 2008, approximately $1,000 and $112,000, respectively, of construction period interest, less than $1,000 and approximately $16,000, respectively, of construction period real estate taxes and less than $1,000 and approximately $6,000, respectively, of construction period operating costs were capitalized.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $63,000, compared to approximately $142,000 at December 31, 2008.  The decrease in cash and cash equivalents of approximately $79,000 is due to approximately $306,000 of cash used in investing activities, partially offset by approximately $189,000 and $38,000 of cash provided by financing and operating activities, respectively.  Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of an advance received from an affiliate of the Managing General Partner and loan costs refunded related to the September 2008 refinancing of the mortgage encumbering the property, partially offset by payments on advances from an affiliate of the Managing General Partner and principal payments made on the mortgage encumbering The Views at Vinings Mountain Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. The redevelopment was completed in June 2009 at a total cost of approximately $11,222,000, of which approximately $11,148,000 was completed prior to 2009. The redevelopment consisted of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. The Partnership funded the redevelopment from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund advances to the Partnership.To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $250,000 and $6,398,000 to fund the redevelopment project, a rate lock deposit associated with the September 2008 refinancing at The Views at Vinings Mountain Apartments, real estate taxes, capital improvements and operating expenses during the years ended December 31, 2009 and 2008, respectively.  Interest is charged at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense amounted to approximately $180,000 and $447,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership made payments on the outstanding advances and accrued interest of approximately $245,000 and $8,620,000, from cash from operations and proceeds from the refinancing of the mortgage encumbering the property, respectively. At December 31, 2009 and 2008, the amount of the outstanding advances and accrued interest was approximately $3,592,000 and $3,407,000, respectively, and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and payments of amounts due to affiliates) of the Partnership. On September 11, 2008, the Partnership refinanced the mortgage encumbering The Views at Vinings Mountain Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,754,000, with a new mortgage loan in the principal amount of $13,800,000. The new mortgage loan bears interest at 5.77% per annum and requires monthly payments of interest only of approximately $66,000 beginning on November 1, 2008 through October 1, 2009. Beginning on November 1, 2009, the new mortgage loan requires monthly payments of principal and interest of approximately $81,000, through the September 11, 2013 maturity date. The new mortgage loan has a balloon payment of approximately $13,045,000 due at maturity.  On September 11, 2010, if the Partnership does not meet a prescribed debt service coverage ratio, the Partnership will be required to make an additional payment of principal to reduce the outstanding principal balance to the prescribed debt service coverage ratio.

There were no distributions to the partners during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 Units in the Partnership representing 52.54% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

FOX STRATEGIC HOUSING INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2009 and 2008

      Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

      Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Fox Strategic Housing Income Partners

We have audited the accompanying balance sheets of Fox Strategic Housing Income Partners as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fox Strategic Housing Income Partners at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2010

FOX STRATEGIC HOUSING INCOME PARTNERS
BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 63	$ 142
Receivables and deposits	20	25
Other assets	208	316
Investment property (Notes B and F):
Land	1,981	1,981
Buildings and related personal property	20,896	20,622
	22,877	22,603
Less accumulated depreciation	(10,120)	(8,034)
	12,757	14,569
	$ 13,048	$ 15,052
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 222	$ 247
Tenant security deposit liabilities	33	39
Accrued property taxes	22	--
Due to affiliates (Note D)	3,864	3,700
Other liabilities	64	46
Mortgage note payable (Note B)	13,771	13,800
	17,976	17,832

Partners' Deficit
General partner	(1,721)	(1,678)
Limited partners (26,111 units issued and	(3,207)	(1,102)
outstanding)	(4,928)	(2,780)
	$ 13,048	$ 15,052

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 1,875	$ 1,413
Other income	169	130
Total revenues	2,044	1,543

Expenses:
Operating	835	877
General and administrative	103	122
Depreciation	2,086	1,482
Interest	1,038	853
Property taxes	130	148
Total expenses	4,192	3,482

Casualty gain (Note E)	--	8
Net loss (Note C)	$(2,148)	$(1,931)

Net loss allocated to general partner	$ (43)	$(1,099)
Net loss allocated to limited partners	(2,105)	(832)
	$(2,148)	$(1,931)

Net loss per limited partnership unit	$(80.62)	$(31.86)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' deficit at
December 31, 2007	26,111	$ (579)	$ (270)	$ (849)

Net loss for the year ended
December 31, 2008	--	(1,099)	(832)	(1,931)

Partners' deficit at
December 31, 2008	26,111	(1,678)	(1,102)	(2,780)

Net loss for the year ended
December 31, 2009	--	(43)	(2,105)	(2,148)

Partners’ deficit at
December 31, 2009	26,111	$(1,721)	$(3,207)	$(4,928)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (2,148)	$ (1,931)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation	2,086	1,482
Amortization of loan costs	47	22
Casualty gain	--	(8)
Loss on early extinguishment of debt	--	19
Change in accounts:
Receivables and deposits	5	46
Other assets	32	(31)
Accounts payable	7	10
Tenant security deposit liabilities	(6)	16
Due to affiliates	(25)	(372)
Accrued property taxes	22	--
Other liabilities	18	(20)
Net cash provided by (used in) operating
activities	38	(767)

Cash flows from investing activities:
Insurance proceeds received	--	8
Property improvements and replacements	(306)	(6,357)
Net cash used in investing activities	(306)	(6,349)

Cash flows from financing activities:
Loan costs refunded (paid)	29	(262)
Repayment of mortgage note payable	--	(4,754)
Payments on mortgage notes payable	(29)	(75)
Proceeds from mortgage note payable	--	13,800
Prepayment penalty	--	(19)
Advances from affiliate	250	6,398
Payments on advances from affiliate	(61)	(7,957)
Net cash provided by financing activities	189	7,131

Net (decrease) increase in cash and cash equivalents	(79)	15

Cash and cash equivalents at beginning of year	142	127

Cash and cash equivalents at end of year	$ 63	$ 142

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 915	$ 1,044
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 145	$ 177

Included in property improvements and replacements for the year ended December 31, 2008 are approximately $202,000 of property improvements and replacements, which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

Notes To Financial Statements

December 31, 2009

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

Subsequent Events:  The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Allocations to Partners:  Net income, net loss, and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

In accordance with the Partnership Agreement, the Partnership’s net income in any year is allocated 20% to the general partner and 80% to the limited partners until the general partner is allocated 2.0408% of the total Original Invested Capital or approximately $533,000. For the year ended December 31, 2009, the Partnership’s net loss was allocated 2% to the general partner and 98% to the limited partners to the extent of Partnership minimum gain, as defined in the Partnership Agreement. For the year ended December 31, 2008, the Partnership’s net loss was allocated 2% to the general partner and 98% to the limited partners to the extent of Partnership minimum gain. The remaining unallocated loss was allocated 100% to the general partner.

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Fair Value of Financial Instruments:  FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Investment Property:  Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2009 and 2008, the Partnership capitalized construction period interest of approximately $1,000 and $112,000, respectively, construction period real estate taxes of less than $1,000 and approximately $16,000, respectively, and other construction period operating costs of less than $1,000 and approximately $6,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the rental property and personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $53,000 and $103,000 at December 31, 2009 and 2008 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs:  At December 31, 2009 and 2008, loan costs of approximately $233,000 and $262,000, respectively, less accumulated amortization of approximately $58,000 and $11,000, respectively, are included in other assets.  The loan costs are amortized over the term of the related loan agreement. Amortization expense for the years ended December 31, 2009 and 2008 was approximately $47,000 and $22,000, respectively. Amortization expense, which is included in interest expense, is expected to be approximately $47,000 for each of the years 2010 through 2012 and approximately $34,000 for 2013.

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

Segment Reporting:  FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising:  The Partnership expenses the costs of advertising as incurred.  Advertising expense of approximately $89,000 and $169,000 for the years ended December 31, 2009 and 2008, respectively, were charged to operating expense.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note B - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2009	2008	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)

The Views at Vinings
Mountain Apartments	$13,771	$13,800	$ 81	5.77%	09/11/2013	$13,045

On September 11, 2008, the Partnership refinanced the mortgage encumbering The Views at Vinings Mountain Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,754,000, with a new mortgage loan in the principal amount of $13,800,000.  The new mortgage loan bears interest at 5.77% per annum and requires monthly payments of interest only of approximately $66,000 beginning on November 1, 2008 through October 1, 2009. Beginning on November 1, 2009, the new mortgage loan requires monthly payments of principal and interest of approximately $81,000, through the September 11, 2013 maturity date. The new mortgage loan has a balloon payment of approximately $13,045,000 due at maturity.  On September 11, 2010, if the Partnership does not meet a prescribed debt service coverage ratio, the Partnership will be required to make an additional payment of principal to reduce the outstanding principal balance to the prescribed debt service coverage ratio.  The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recognized a loss on the early extinguishment of debt of approximately $19,000, which is included in interest expense, as a result of a prepayment penalty. Total capitalized loan costs in connection with the new mortgage were approximately $262,000 for the year ended December 31, 2008, approximately$29,000 of which was refunded during the year ended December 31, 2009 and are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2009 are as follows (in thousands):

2010	179
2011	189
2012	200
2013	13,203
Total	$13,771

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of net loss as reported in the financial statements and Federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	2009	2008

Net loss as reported	$(2,148)	$(1,931)
Deduct:
Depreciation differences	(620)	(580)
Other	(5)	(16)
Federal taxable loss	$(2,773)	$(2,527)

Federal taxable loss per
limited partnership unit	$(78.73)	$(30.30)

For 2009 and 2008, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2009	2008
Net liabilities as reported	$(4,928)	$(2,780)
Land and buildings	106	129
Accumulated depreciation	(1,774)	(1,154)
Syndication and distribution costs	757	757
Other	(16)	(34)
Net liabilities - Federal tax basis	$(5,855)	$(3,082)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $101,000 and $74,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $27,000 and $47,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses. In connection with the redevelopment project (as discussed in “Note F”), an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $440,000 based on redevelopment costs.  The Partnership was charged approximately $25,000 and $227,000 in redevelopment supervision fees during the years ended December 31, 2009 and 2008, respectively, which are included in investment property.  At December 31, 2008, approximately $21,000 of these accountable administrative expenses were unpaid and were included in due to affiliates. No such amounts were unpaid at December 31, 2009.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $250,000 and $6,398,000 to fund the redevelopment project, a rate lock deposit associated with the September 2008 refinancing at The Views at Vinings Mountain Apartments, real estate taxes, capital improvements and operating expenses during the years ended December 31, 2009 and 2008, respectively.  Interest is charged at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense amounted to approximately $180,000 and $447,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership made payments on the outstanding advances and accrued interest of approximately $245,000 and $8,620,000, from cash from operations and proceeds from the refinancing of the mortgage encumbering the property, respectively. At December 31, 2009 and 2008, the amount of the outstanding advances and accrued interest was approximately $3,592,000 and $3,407,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the years ended December 31, 2009 and 2008 as there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at both December 31, 2009 and 2008 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $37,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 limited partnership units (the “Units”) in the Partnership representing 52.54% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the General Partner.

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

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Views at Vinings Mountain
Apartments	$13,771	$ 1,981	$ 7,366	$13,530

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
The Views at Vinings
Mountain Apartments	$ 1,981	$20,896	$22,877	$10,120	1982	09/87	5-30 yrs

In November 2006, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Atlanta area. The redevelopment was completed in June 2009 at a total cost of approximately $11,222,000, of which approximately $11,148,000 was completed prior to 2009. The redevelopment consisted of the addition of a controlled access entrance gate, an amenity building, clubhouse renovations, swimming pool upgrades, roof replacement, HVAC upgrades, major landscaping, lighting upgrades, exterior and interior building improvements, sidewalk and parking area upgrades, signage, and kitchen, bathroom, and appliance upgrades to each unit. The Partnership funded the redevelopment from operating cash flow and advances from AIMCO Properties, L.P. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets. During the years ended December 31, 2009 and 2008, approximately $1,000 and $112,000, respectively, of construction period interest, less than $1,000 and approximately $16,000, respectively, of construction period real estate taxes and less than $1,000 and approximately $6,000, respectively, of construction period operating costs were capitalized.

Reconciliation of "investment property and accumulated depreciation" (in thousands):

	Years Ended December 31,
	2009	2008

Investment Property
Balance at beginning of year	$22,603	$16,271
Property improvements	274	6,332
Balance at end of year	$22,877	$22,603

Accumulated Depreciation
Balance at beginning of year	$ 8,034	$ 6,552
Additions charged to expense	2,086	1,482
Balance at end of year	$10,120	$ 8,034

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $22,771,000 and $22,474,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $11,894,000 and $9,188,000, respectively.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants.  The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2009.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $101,000 and $74,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $27,000 and $47,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. In connection with the redevelopment project, an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $440,000 based on redevelopment costs.  The Partnership was charged approximately $25,000 and $227,000 in redevelopment supervision fees during the years ended December 31, 2009 and 2008, respectively, which are included in investment property on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2008, approximately $21,000 of these accountable administrative expenses were unpaid and were included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. No such amounts were unpaid at December 31, 2009.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $250,000 and $6,398,000 to fund the redevelopment project, a rate lock deposit associated with the September 2008 refinancing at The Views at Vinings Mountain Apartments, real estate taxes, capital improvements and operating expenses during the years ended December 31, 2009 and 2008, respectively.  Interest is charged at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense amounted to approximately $180,000 and $447,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership made payments on the outstanding advances and accrued interest of approximately $245,000 and $8,620,000, from cash from operations and proceeds from the refinancing of the mortgage encumbering the property, respectively. At December 31, 2009 and 2008, the amount of the outstanding advances and accrued interest was approximately $3,592,000 and $3,407,000, respectively, and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the years ended December 31, 2009 and 2008 as there were no operating distributions. The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at both December 31, 2009 and 2008 amounted to approximately $272,000 and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $37,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 Units in the Partnership representing 52.54% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the General Partner.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees. Fees for audit services totaled approximately $38,000 and $43,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $6,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008.

Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2010
Stephen B. Waters	Accounting

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