Form 10-Q
period 2010-03-31
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2010-05-17
CIK 800080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 45	$ 63
Receivables and deposits	16	20
Other assets	211	208
Investment property:
Land	1,981	1,981
Buildings and related personal property	20,910	20,896
	22,891	22,877
Less accumulated depreciation	(10,645)	(10,120)
	12,246	12,757
	$ 12,518	$ 13,048

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 194	$ 222
Tenant security deposit liabilities	31	33
Due to affiliates (Note B)	3,918	3,864
Accrued property taxes	65	22
Other liabilities	53	64
Mortgage note payable	13,713	13,771
	17,974	17,976

Partners' Deficit
General partner	(1,732)	(1,721)
Limited partners (26,111 units issued and	(3,724)	(3,207)
outstanding)	(5,456)	(4,928)
	$ 12,518	$ 13,048

Note:   The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Rental income	$ 494	$ 441
Other income	36	36
Total revenues	530	477

Expenses:
Operating	205	216
General and administrative	27	30
Depreciation	525	521
Interest	257	258
Property taxes	44	21
Total expenses	1,058	1,046

Net loss	$ (528)	$ (569)

Net loss allocated to general partner	$ (11)	$ (11)
Net loss allocated to limited partners	(517)	(558)
	$ (528)	$ (569)

Net loss per limited partnership unit	$(19.80)	$(21.37)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' deficit
at December 31, 2009	26,111	$(1,721)	$(3,207)	$(4,928)

Net loss for the three months
ended March 31, 2010	--	(11)	(517)	(528)

Partners' deficit
at March 31, 2010	26,111	$(1,732)	$(3,724)	$(5,456)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (528)	$ (569)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	525	521
Amortization of loan costs	12	12
Bad debt expense	--	10
Change in accounts:
Receivables and deposits	4	(4)
Other assets	(15)	(1)
Accounts payable	(33)	23
Tenant security deposit liabilities	(2)	1
Accrued property taxes	43	37
Other liabilities	(11)	8
Due to affiliates	54	(46)
Net cash provided by (used in) operating
activities	49	(8)

Cash flows used in investing activities:
Property improvements and replacements	(9)	(76)

Cash flows from financing activities:
Payments on mortgage note payable	(58)	--
Loan costs refunded	--	29
Net cash (used in) provided by financing
activities	(58)	29

Net decrease in cash and cash equivalents	(18)	(55)

Cash and cash equivalents at beginning of period	63	142

Cash and cash equivalents at end of period	$ 45	$ 87

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 264	$ 204
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 150	$ 148

Included in property improvements and replacements for the three months ended March 31, 2010 and 2009 are approximately $145,000 and $177,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII (the “General Partner”) is the general partner of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the “Managing General Partner”), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $25,000 for each of the three months ended March 31, 2010 and 2009, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $7,000 and $9,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses. In connection with a redevelopment project that was completed in 2009, an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs. During the three months ended March 31, 2009, the Partnership was charged approximately $22,000 in redevelopment supervision fees, which is included in investment property. At March 31, 2010, approximately $7,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates. No such amounts were unpaid at December 31, 2009.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, may advance the Partnership funds. There were no such advances made during the three months ended March 31, 2010 and 2009. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2010). Interest expense amounted to approximately $47,000 and $45,000 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $3,639,000 and $3,592,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the three months ended March 31, 2010 and 2009 as there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at both March 31, 2010 and December 31, 2009 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $18,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants.  The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

The Views at Vinings Mountain Apartments
Atlanta, Georgia	96%	87%

The Managing General Partner attributes the increase in occupancy at The Views at Vinings Mountain Apartments to competitive pricing and increased resident retention efforts.

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

Results of Operations

The Partnership recognized net losses of approximately $528,000 and $569,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease in net loss is due to an increase in total revenues, partially offset by an increase in total expenses.  The increase in total revenues is due to an increase in rental income. Other income remained constant for the comparable periods. The increase in rental income is due to an increase in occupancy, partially offset by a decrease in the average rental rate at The Views at Vinings Mountain Apartments.

Total expenses increased due to an increase in property tax expense, partially offset by a decrease in operating expense. General and administrative, depreciation and interest expenses remained relatively constant for the comparable periods. Property tax expense increased due to an increase in the assessed value of the property and the receipt of refunds related to prior years during the three months ended March 2009 as a result of a successful appeal of the assessed value of the Partnership’s investment property. Operating expenses decreased primarily due to a decrease in advertising expenses, partially offset by an increase in contract services at the Partnership’s investment property.

Included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $45,000, compared to approximately $63,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $18,000 due to approximately $58,000 and $9,000 of cash used in financing and investing activities, respectively, partially offset by approximately $49,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgage encumbering The Views at Vinings Mountain Apartments. Cash used in investing activities consisted of property improvements and replacements.

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

During the three months ended March 31, 2010, the Partnership completed approximately $14,000 of capital improvements at The Views at Vinings Mountain Apartments, consisting primarily of interior improvements and floor covering replacement.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund advances to the Partnership. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, may advance the Partnership funds. There were no such advances made during the three months ended March 31, 2010 and 2009. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2010). Interest expense amounted to approximately $47,000 and $45,000 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $3,639,000 and $3,592,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and payments of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment property of approximately $13,713,000 bears interest at 5.77% per annum and requires monthly payments of principal and interest of approximately $81,000 until the September 2013 maturity date, at which time a balloon payment of approximately $13,045,000 is due.  In September 2010, if the Partnership does not meet a prescribed debt service coverage ratio, the Partnership will be required to make an additional payment of principal to reduce the outstanding principal balance to the prescribed debt service coverage ratio. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the three months ended March 31, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 limited partnership units (the "Units") in the Partnership representing 52.54% of the outstanding Units at March 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

Date: May 17, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 17, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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