Form 10-Q
period 2010-09-30
FOX STRATEGIC HOUSING INCOME PARTNERS
filed 2010-11-12
CIK 800080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 160	$ 63
Receivables and deposits	22	20
Other assets	172	208
Investment property:
Land	1,981	1,981
Buildings and related personal property	20,961	20,896
	22,942	22,877
Less accumulated depreciation	(11,690)	(10,120)
	11,252	12,757
	$ 11,606	$ 13,048

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 173	$ 222
Tenant security deposit liabilities	36	33
Due to affiliates (Note B)	3,990	3,864
Accrued property taxes	144	22
Other liabilities	66	64
Mortgage note payable	13,623	13,771
	18,032	17,976

Partners' Deficit
General partner	(1,751)	(1,721)
Limited partners (26,111 units issued and	(4,675)	(3,207)
outstanding)	(6,426)	(4,928)
	$ 11,606	$ 13,048

Note:   The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 502	$ 491	$ 1,493	$ 1,381
Other income	36	36	115	126
Total revenues	538	527	1,608	1,507

Expenses:
Operating	176	222	560	634
General and administrative	26	26	82	79
Depreciation	521	520	1,570	1,560
Interest	258	263	772	779
Property taxes	39	37	122	95
Total expenses	1,020	1,068	3,106	3,147

Net loss	$ (482)	$ (541)	$(1,498)	$(1,640)

Net loss allocated to general
partner	$ (10)	$ (11)	$ (30)	$ (33)
Net loss allocated to limited
partners	(472)	(530)	(1,468)	(1,607)

	$ (482)	$ (541)	$(1,498)	$(1,640)

Net loss per limited partnership
unit	$(18.08)	$(20.30)	$(56.22)	$(61.54)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	26,111	$ --	$26,111	$26,111

Partners' deficit
at December 31, 2009	26,111	$(1,721)	$(3,207)	$(4,928)

Net loss for the nine months
ended September 30, 2010	--	(30)	(1,468)	(1,498)

Partners' deficit
at September 30, 2010	26,111	$(1,751)	$(4,675)	$(6,426)

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,498)	$(1,640)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,570	1,560
Amortization of loan costs	36	35
Change in accounts:
Receivables and deposits	(2)	1
Other assets	--	18
Accounts payable	(53)	22
Tenant security deposit liabilities	3	(3)
Accrued property taxes	122	112
Due to affiliates	126	(18)
Other liabilities	2	(6)
Net cash provided by operating activities	306	81

Cash flows used in investing activities:
Property improvements and replacements	(61)	(162)

Cash flows from financing activities:
Loan costs refunded	--	29
Payments on mortgage note payable	(148)	--
Payments on advances from affiliate	--	(58)
Net cash used in financing activities	(148)	(29)

Net increase (decrease) in cash and cash equivalents	97	(110)

Cash and cash equivalents at beginning of period	63	142

Cash and cash equivalents at end of period	$ 160	$ 32

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 679	$ 661

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 149	$ 254

Included in property improvements and replacements for the nine months ended September 30, 2010 and 2009 are approximately $145,000 and $177,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

FOX STRATEGIC HOUSING INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Fox Strategic Housing Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Fox Partners VIII (the “General Partner”) is the general partner of the Partnership.  The general partners of Fox Partners VIII are Fox Capital Management Corporation ("FCMC" or the “Managing General Partner”), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

On October 8, 2010, the Partnership entered into an agreement and plan of merger with AIMCO Properties, L.P., a Delaware limited partnership, and Aimco Fox Merger Sub LLC, a California limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

Under the merger agreement, holders of limited partnership units outstanding immediately prior to the consummation of the merger, except those held by limited partners who perfect their appraisal rights pursuant to the merger agreement, will be converted into the right to receive, at the election of the limited partner, either (i) $4.84 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $4.84 by the average closing price of Apartment Investment and Management Company common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or jurisdiction (or that registration in that state or other jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each limited partnership unit. Those limited partners who do not make an election will be deemed to have elected to receive cash.

After the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding units. Fox Partners VIII will continue to be the sole general partner of the Partnership after the merger, and the Partnership Agreement in effect immediately prior to the merger will remain unchanged immediately following the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partnership units. As of September 30, 2010, the Partnership had issued and outstanding 26,111 limited partnership units, and AIMCO Properties, L.P. and its affiliates owned 13,719 of those units, or approximately 52.54% of the number of outstanding units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $79,000 and $73,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $21,000 for each of the nine months ended September 30, 2010 and 2009, which is included in general and administrative expenses. In connection with a redevelopment project that was completed in 2009, an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs. During the nine months ended September 30, 2009, the Partnership was charged approximately $23,000 in redevelopment supervision fees, which is included in investment property. At September 30, 2010, approximately $2,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates. No such amounts were unpaid at December 31, 2009.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, may advance the Partnership funds. There were no such advances made during the nine months ended September 30, 2010 and 2009. Interest is charged at the prime rate plus 2% (5.25% at September 30, 2010). Interest expense amounted to approximately $144,000 and $133,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership made payments on the outstanding advances and accrued interest of approximately $20,000 and $188,000, respectively. At September 30, 2010 and December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $3,716,000 and $3,592,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

In accordance with the Partnership Agreement, the Managing General Partner earns partnership management fees on distributions from operations. There were no partnership management fees earned during the nine months ended September 30, 2010 and 2009 as there were no operating distributions.  The Partnership Agreement requires that 62.5% of the fees earned be subordinated to the Limited Partners’ annual receipt of 8% of adjusted invested capital as defined in the Partnership Agreement. The cumulative subordinated fees owed to the Managing General Partner at both September 30, 2010 and December 31, 2009 amounted to approximately $272,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $21,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2010, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $14,043,000.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

The Views at Vinings Mountain Apartments
Atlanta, Georgia	96%	89%

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

Results of Operations

The Partnership recognized net losses of approximately $482,000 and $1,498,000 for the three and nine months ended September 30, 2010, respectively, compared to net losses of approximately $541,000 and $1,640,000 for the three and nine months ended September 30, 2009, respectively. The decrease in net loss for both the three and nine months ended September 30, 2010 is due to an increase in total revenues and a decrease in total expenses. Total revenues increased for the three months ended September 30, 2010 due to an increase in rental income. Other income remained constant for the three months ended September 30, 2010. Total revenues increased for the nine months ended September 30, 2010 due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income for the three months ended September 30, 2010 is primarily due to an increase in occupancy and a decrease in bad debt expense at The Views at Vinings Mountain Apartments. The increase in rental income for the nine months ended September 30, 2010 is due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate at The Views at Vinings Mountain Apartments. Other income decreased for the nine months ended September 30, 2010 primarily due to a decrease in lease cancellation fees at the Partnership’s investment property.

Total expenses decreased for the three months ended September 30, 2010 primarily due to a decrease in operating expense. Total expenses decreased for the nine months ended September 30, 2010 due to a decrease in operating expense, partially offset by an increase in property tax expense. General and administrative, depreciation and interest expenses remained relatively constant for both the three and nine months ended September 30, 2010. Property tax expense remained relatively constant for the three months ended September 30, 2010. Operating expense decreased for the three months ended September 30, 2010 primarily due to decreases in advertising costs, washer and dryer rental expenses, utilities and contract services at the Partnership’s investment property. Operating expenses decreased for the nine months ended September 30, 2010 primarily due to decreases in advertising costs, washer and dryer rental expenses and utilities at The Views at Vinings Mountain Apartments. Property tax expense increased for the nine months ended September 30, 2010 primarily due to an increase in the assessed value of the property and the receipt of refunds related to prior years during the nine months ended September 30, 2009 as a result of a successful appeal of the assessed value of the Partnership’s investment property.

Included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $160,000, compared to approximately $63,000 at December 31, 2009.  Cash and cash equivalents increased approximately $97,000 due to approximately $306,000 of cash provided by operating activities, partially offset by approximately $148,000 and $61,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgage encumbering The Views at Vinings Mountain Apartments. Cash used in investing activities consisted of property improvements and replacements.

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

During the nine months ended September 30, 2010, the Partnership completed approximately $65,000 of capital improvements at The Views at Vinings Mountain Apartments, consisting primarily of structural improvements and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund advances to the Partnership. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, may advance the Partnership funds. There were no such advances made during the nine months ended September 30, 2010 and 2009. Interest is charged at the prime rate plus 2% (5.25% at September 30, 2010). Interest expense amounted to approximately $144,000 and $133,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership made payments on the outstanding advances and accrued interest of approximately $20,000 and $188,000, respectively. At September 30, 2010 and December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $3,716,000 and $3,592,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and payments of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment property of approximately $13,623,000 bears interest at 5.77% per annum and requires monthly payments of principal and interest of approximately $81,000 until the September 2013 maturity date, at which time a balloon payment of approximately $13,045,000 is due. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the nine months ended September 30, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,719 limited partnership units (the "Units") in the Partnership representing 52.54% of the outstanding Units at September 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 52.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

On October 8, 2010, the Partnership entered into an agreement and plan of merger with AIMCO Properties, L.P., a Delaware limited partnership, and Aimco Fox Merger Sub LLC, a California limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

Under the merger agreement, holders of limited partnership units outstanding immediately prior to the consummation of the merger, except those held by limited partners who perfect their appraisal rights pursuant to the merger agreement, will be converted into the right to receive, at the election of the limited partner, either (i) $4.84 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $4.84 by the average closing price of Apartment Investment and Management Company common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or jurisdiction (or that registration in that state or other jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each limited partnership unit. Those limited partners who do not make an election will be deemed to have elected to receive cash.

After the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding units. Fox Partners VIII will continue to be the sole general partner of the Partnership after the merger, and the Partnership Agreement in effect immediately prior to the merger will remain unchanged immediately following the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partnership units. As of September 30, 2010, the Partnership had issued and outstanding 26,111 limited partnership units, and AIMCO Properties, L.P. and its affiliates owned 13,719 of those units, or approximately 52.54% of the number of outstanding units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

FOX STRATEGIC HOUSING INCOME PARTNERS
(a California Limited Partnership)

By: FOX PARTNERS VIII
Its General Partner

By: Fox Capital Management Corporation
Its Managing General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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